Form 10QSB
period 2004-10-31
Ameriprint International Ltd.
filed 2005-01-24
CIK 1292521

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No.: 333-116169

AMERIPRINT INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

NEVADA	98-0434820
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

475 Howe Street
Suite 1030
Vancouver, British Columbia
Canada V6C 2B3
(Address of principal executive offices)

(604) 683-3987
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

========================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

Ameriprint International Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	April 30,
	2004	2004
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	94	129

Total Assets	94	129

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities

Accrued liabilities	1,850	750
Due to a related party (Note 3)	21,379	18,079

Total Liabilities	23,229	18,829

Subsequent Event (Note 5)

Stockholder's Deficit

Common Stock (Note 4), 100,000,000 shares authorized, $0.00001
par value; 5,000,000 shares issued and outstanding	50	50

Deficit Accumulated During the Development Stage	(23,185)	(18,750)

Total Stockholder's Deficit	(23,135)	(18,700)

Total Liabilities and Stockholder's Deficit	94	129

The accompanying notes are an integral part of these consolidated financial statements.

Ameriprint International Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

				Accumulated
			From	From
	Three		April 7, 2004	April 7, 2004
	months	Six months	(Date of	(Date of
	ended	ended	Inception)	Inception)
	October 31,	October 31,	to April 30,	to October 31,
	2004	2004	2004	2004
	$	$	$	$
	(unaudited)	(unaudited)	(audited)	(unaudited)

Revenue	-	-	-	-

Expenses

Accounting and audit	2,700	4,021	3,750	7,771
Legal fees	-	-	15,000	15,000
Office	25	414	-	414

Total Expenses	2,725	4,435	18,750	23,185

Net Loss For the Period	(2,725)	(4,435)	(18,750)	(23,185)

Net Loss Per Share - Basic and Diluted	-	-	-	-

Weighted Average Number of Shares
Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Ameriprint International Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Six months	From
	ended	April 7, 2004
	October 31,	to April 30,
	2004	2004
	$	$
	(unaudited)	(audited)

Cash Flows Used In Operating Activities

Net loss for the period	(4,435)	(18,750)

Change in operating assets and liabilities:

Accrued liabilities	1,100	750

Net Cash Used in Operating Activities	(3,335)	(18,000)

Net Cash Flows Used In Investing Activities	-	-

Cash Flows From Financing Activities

Proceeds from issuance of common stock	-	50
Advances from a related party	3,300	18,079

Net Cash Flows Provided By Financing Activities	3,300	18,129

Increase (Decrease) in Cash	(35)	129

Cash - Beginning of Period	129	-

Cash - End of Period	94	129

Non-Cash Investing and Financing Activities	-	-

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2004
(Expressed in U.S. dollars)
(unaudited)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on April 7, 2004. The Company is a development stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7. The Company's planned principal operations have not yet commenced and will consist of printing, advertising and graphic design services to small, medium and large size companies.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at October 31, 2004, the Company has a working capital deficiency of $23,135, and has accumulated losses of $23,185 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement, which was declared effective on December 10, 2004, with proposed registration of a minimum of 5,000,000 shares and a maximum of 10,000,000 shares of common stock at a price of $0.01 per share. Net proceeds to the Company will be approximately $40,000 (minimum) to $90,000 (maximum) after estimated issue costs of $10,000. The offering will be open for a period of 180 days from the effective date, but may be extended for an additional 90 days if the minimum offering is not attained. If the minimum offering is not reached, the funds will be refunded with no interest paid.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is April 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2004
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Financial Instruments
The fair values of cash, accrued liabilities and due to a related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	h)	Foreign Currency Translation

The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	i)	Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

	j)	Revenue Recognition
The Company is in the development stage and has generated no revenue to date.

The Company plans to recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition". Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Since all the risks and rewards lie with the Company, all revenue will be reported on a gross basis.

The Company's main source of revenue will be fees earned from the design and production of materials. The Company's other source of revenue will be service fees that will be based 1) on a case-by-case basis; 2) on a percentage over the cost on outside purchases of production materials and 3) on a percentage of the cost and mark-up on outside purchases of production materials.

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2004
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2004
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that" ... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this standard is issued. The provisions of SFAS No. 151 must be applied prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

FASB has also issued SFAS No. 152 but it will not have any relationship to the operations of the Company therefore a description and its impact on the Company's operations have not been disclosed.

	l)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Related Party Balances/Transactions

The balance due to the President of the Company of $21,379 (April 30, 2004 - $18,079) is unsecured, non-interest bearing and due on demand.

4.	Common Shares

On April 8, 2004 the Company issued 5,000,000 shares of common stock at a price of $0.00001 per share for cash proceeds of $50.

5.	Subsequent Event

Pursuant to the Company's SB-2 Registration Statement, which was declared effective on December 10, 2004, the Company has raised $50,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations 70 days from the completion of our public offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company or loans from our sole shareholder. Currently we have no investors who are willing to supply us with additional capital other than our sole officer and director, Kevin Moe. We have no agreement with Mr. Moe to supply us with additional capital and there is no assurance that he will supply us with additional capital if we need it. Without the proceeds from our public offering, we must rely upon continued financial support, through loans, from Kevin Moe, our sole shareholder. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from our public offering.

To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our public offering to begin operations but we cannot guarantee that once we begin operations we intend to stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and we may need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

We raised net proceeds of $40,000 in our public offering. We intend to use the proceeds as follows:

Website development	$10,000
Marketing and advertising	$15,000
Salaries	$0
Rent	$6,000
Working capital	$9,000

We believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Our specific goal is to create an Internet website and to begin to profitably sell our services to companies and corporations of all sizes. We intend to accomplish the foregoing through the following milestones:

1.	Complete our public offering. This was accomplished on January 21, 2005. We raised $50,000. After payment of $10,000 to our attorney, we have $40,000 which will be applied as set forth above.

2.

We will immediately begin to establish our office. We will pay Mr. Moe $500.00 per month for rent. Our rental payment will include the use of office space, computer, high speed Internet access and telephone services. Establishing our offices will take 7-10 days. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

3.

After our office is established we will hire an outside web designer to begin development on our website. We believe that it will cost $10,000 in order to have our website initially operational. We estimate that the website will be operational approximately 70 days from completion of our offering.

4.

As soon as our website is operational, we will begin to market our services and website in the United States and Canada through mass email marketing; ongoing telemarketing; and direct business to business contact; broad-based media advertising; and flyer insert programs. Initially, we intend to solicit customers from a data base derived from the Internet, the Yellow Pages and published lists derived from trade directories. We believe that it will cost a minimum of $15,000 for our marketing campaign. Our market program will be ongoing into the future.

5.	Within 30 days from the initial launch of our website, we believe we believe we will begin to receive orders for our services.

The time-frames were determined by Mr. Moe based upon his business experience in operating Canam Media International Ltd. and his life experiences.

In summary, we should be in full operation and receiving orders within 100 days after completing our offering. We estimate that we will generate revenue 110 days to 130 days after beginning operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to locate and negotiate agreements with quality wholesale trade printers and paper product suppliers. We will then have to attract customers to provide us with the necessary volume to meet our contractual volume obligations. We will then have to attract customers to engage our services. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on April 7, 2004 to October 31, 2004

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan. We have reserved the domain name www.goameriprint.com. Our loss since inception is $23,185 of which $15,000 is for legal fees, $7,771 for audit and accounting fees and $414 for office expenses. We have not started our proposed business operations. We expect to begin operations March 29, 2005.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50. On January 21, 2005 we completed our public offering and sold an additional 5,000,000 shares for $50,000.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in April 2004 and 5,000,000 shares in our public offering. These were accounted for as sales of common stock.

As of October 31, 2004, our total assets were $94 and our total liabilities were $23,229 comprising of $21,379 owing to Kevin Moe, our president and sole director for payments made to our attorney and auditor relating to the incorporation and the SB-2 registration of the company and $1,850 audit and accounting fee accruals. As of October 31, 2004, we had cash of $94.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Kevin Moe, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On December 10, 2004, our public offering was declared effective by the SEC (SEC file no. 333-116169). On January 21, 2005, we completed our public offering and raised $50,000 by selling 5,000,000 shares of common stock to 29 individuals. There was no underwriter involved in our public offering. All of the shares were sold by our sold officer and director, Kevin Moe.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are attached hereto:

Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K since inception.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of January, 2005.

AMERIPRINT INTERNATIONAL LTD.

BY:	/s/ Kevin Moe
Kevin Moe, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors