Form 10QSB
period 2005-01-31
Ameriprint International Ltd.
filed 2005-03-14
CIK 1292521

====================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

====================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

Ameriprint International Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
	January 31,	April 30,
	2005	2004
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	39,066	129
Prepaid expenses	225	-

Total Assets	39,291	129

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accrued liabilities	2,600	750
Due to a related party (Note 3)	22,000	18,079

Total Liabilities	24,600	18,829

Stockholders' Equity (Deficit)

Common Stock (Note 4), 100,000,000 shares authorized, $0.00001 par value; 10,000,000 and 5,000,000 shares issued and outstanding,
respectively	100	50

Additional Paid-in Capital	49,950	-

Deficit Accumulated During the Development Stage	(35,359)	(18,750)

Total Stockholders' Equity (Deficit)	14,691	(18,700)

Total Liabilities and Stockholders' Equity (Deficit)	39,291	129

The accompanying notes are an integral part of these financial statements

Ameriprint International Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

				Accumulated
			From	From
			April 7, 2004	April 7, 2004
	Three months	Nine months	(Date of	(Date of
	ended	ended	Inception)	Inception)
	January 31,	January 31,	to April 30,	to January 31,
	2005	2005	2004	2005
	$	$	$	$
	(unaudited)	(unaudited)	(audited)	(unaudited)

Revenue	-	-	-	-

Expenses

Accounting and audit	1,071	5,092	3,750	8,842
Legal fees	10,106	10,106	15,000	25,106
Office	997	1,411	-	1,411

Total Expenses	12,174	16,609	18,750	35,359

Net Loss	(12,174)	(16,609)	(18,750)	(35,359)

Net Loss Per Share - Basic and
Diluted	(0.01)	(0.01)	-	-

Weighted Average Number of
Shares Outstanding	5,417,000	5,139,000	5,000,000

The accompanying notes are an integral part of these financial statements

Ameriprint International Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Nine months	From
	ended	April 7, 2004
	January 31,	to April 30,
	2005	2004
	$	$
	(unaudited)	(audited)

Cash Flows Used In Operating Activities

Net loss	(16,609)	(18,750)

Changes in operating assets and liabilities:

Prepaid expenses	(225)	-
Accrued liabilities	1,850	750

Net Cash Used In Operating Activities	(14,984)	(18,000)

Net Cash Flows Used In Investing Activities	-	-

Cash Flows From Financing Activities

Proceeds from issuance of common stock	50,000	50
Advances from a related party	3,921	18,079

Net Cash Flows Provided By Financing Activities	53,921	18,129

Increase in Cash	38,937	129

Cash - Beginning of Period	129	-

Cash - End of Period	39,066	129

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2005
(expressed in U.S. dollars)
(unaudited)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on April 7, 2004. The Company is a development stage Company, as defined by Statement of Financial Accounting Standard "SFAS") No.7. The Company's planned principal operations have not yet commenced and will consist of printing, advertising and graphic design services to small, medium and large size companies.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at January 31, 2005, the Company has working capital of $14,691, and has accumulated losses of $35,359 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement, which was declared effective on December 10, 2004, with proposed registration of a minimum of 5,000,000 shares and a maximum of 10,000,000 shares of common stock at a price of $0.01 per share. As at January 31, 2005 the Company has raised $50,000 and issued an additional 5,000,000 shares pursuant to its SB-2 Registration Statement.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is April 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2005
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company plans to recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 "SAB 104"), "Revenue Recognition". Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Since all the risks and rewards lie with the Company, all revenue will be reported on a gross basis.

The Company's main source of revenue will be fees earned from the design and production of materials. The Company's other source of revenue will be service fees that will be based 1) on a case-by-case basis; 2) on a percentage over the cost on outside purchases of production materials and 3) on a percentage of the cost and mark-up on outside purchases of production materials.

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2005
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board "FASB") issued SFAS No. 123 (Revised 2004) "SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

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

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2005
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

FASB has also issued SFAS No. 151 and 152 but they will not have any relationship to the operations of the Company, therefore a description and its impact on the Company's results of operations or financial position for each have not been disclosed.

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

The balance due to the President of the Company of $22,000 (April 30, 2004 - $18,079) is unsecured, non-interest bearing and due on demand.

4.	Common Shares

On April 8, 2004 the Company issued 5,000,000 shares of common stock at a price of $0.00001 per share for cash proceeds of $50.

On January 25, 2005, the Company issued 5,000,000 shares of common stock at a price of $0.01 per share for cash proceeds of $50,000 pursuant to its SB-2 Registration Statement which was declared effective on December 10, 2004.

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

Results of operations

From Inception on April 7, 2004 to January 31, 2005

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan. We have reserved the domain name www.goameriprint.com Our loss since inception is $35,359, of which $25,106 is for legal fees, $8,842 for audit and accounting fees and $1,411 for office expenses. We have not started our proposed business operations. We expect to begin operations March 29, 2005.

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

As of January 31, 2005, our total assets were $39,291 and our total liabilities were $24,600 comprising of $22,000 owing to Kevin Moe, our president and sole director for payments made to our attorney and auditor relating to the incorporation and the SB-2 registration of the company and $2,600 audit and accounting fee accruals. As of January 31, 2005, we had cash of $39,066.

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

PART II.   OTHER INFORMATION

ITEM 2.   USE OF PROCEEDS.

On December 10, 2004, our public offering was declared effective by the SEC (SEC file no. 333-116169). On January 21, 2005, we completed our public offering and raised $50,000 by selling 5,000,000 shares of common stock to 29 individuals. There was no underwriter involved in our public offering. All of the shares were sold by our sole officer and director, Kevin Moe.

Since then we used the proceeds as follows:

Legal Fees	$10,000.00
Website development	$1,395.20
Marketing and advertising	$0
Salaries	$0
Rent	$0
Working capital	$2,573.25
TOTAL	$13,968.45
BALANCE REMAINING	$36,031.55

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are attached hereto:

Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

(b)   Reports on Form 8-K

The Company filed no reports on Form 8-K since inception.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2005.

AMERIPRINT INTERNATIONAL LTD.

BY:	/s/ Kevin Moe
Kevin Moe, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors