Form 10KSB
period 2005-04-30
Ameriprint International Ltd.
filed 2005-07-27
CIK 1292521

===========================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-116169

AMERIPRINT INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	98-0434820 (IRS Employer Identification No.)

475 Howe Street, Suite 1030
Vancouver, British Columbia
Canada V6C 2B3
(Address of principal executive offices, including zip code.)

(604) 684-2832
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [    ]

===========================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year April 30, 2005: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2005: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 15, 2005: 10,000,000 shares

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.     BUSINESS

General

We are a start-up stage company. We are a company with minimal revenues and have recently started operations. We have minimal assets and have incurred losses since inception. We engage in the business of a print broker providing printing and packaging solutions to small, medium, and large size companies. We have developed a website, www.goameriprint.com to promote our business operation. We did not generate any revenues prior to our year end of April 30, 2005 and the only operations we have engaged in prior to April 30, 2005 is the development of our website, contacting printers and the start of our marketing and advertising campaign.

Our principal executive office is located at 475 Howe Street, suite 1030, Vancouver, British Columbia V6C 2B3. Our telephone number is (604) 684-2832 and our registered agent for service of process is the Corporation Trust Company of Nevada, located at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our fiscal year end is April 30.

We have begun operations. On January 31, 2005 we completed our public offering by raising $50,000. We sold 5,000,000 shares of our common stock at an offering price of $0.01 per share to 29 persons.

We intend to locate printing and packaging services for our clients for a fee. We intend to act in the capacity of an agent for our customers by finding top quality printing and packaging solutions for a fee. We will not be functioning as a printer or graphic designer. We intend to utilize a national network of high quality printers to strategically and geographically service the needs of customers. Most typically, these services will include:

-	corporate identity packages, including logos, letterhead and business cards,
-	various print media, such as newspaper and magazine ads, posters, trade show booths and outdoor billboards, and
-	printed collateral materials such as brochures and catalogs.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause this plan to change.

Services

We intend to locate quality printing and graphic design services to meet the needs of our customers and charge our customers a fee for our services. We intend to contract directly with the printer or graphic designer for the services. We intend to locate printers, suppliers and graphic designers through trade publications, the Yellow Pages and through the Internet. We intend to also include an additional charge for our services. We believe that we will have the ability to negotiate highly favorable, volume contracts with wholesale printing and graphic design companies. We will not be tied to one sole printer, graphic designer or geographic location. We intend to search out the best quality, best price and best delivery. Our target market is companies big and small and organizations worldwide that routinely use commercial printers, print large quantities or have frequent printing needs. Our initial geographical target market will be the east coast and west coast of the United States and Canada.

Because Kevin Moe, our sole officer and director has experience in operating an advertising agency but does not have experience in operating a print brokerage business, he may not be fully aware of many of the specific requirements related to working within the industry. His decisions and choices may not take into account standard print brokerage managerial approaches commonly use. Mr. Moe does not have any involvement in with other similar types of businesses. However, Mr. Moe could refer clients of Canam Media International Inc. to print broker's other than us. While he could do that, such a reference would deprive us and him of revenue. As such it is unlikely he will refer print brokerage business to anyone other than us.

We intend to locate printers and graphic designers to furnish the following services:

Publications

-	Printing of mass mailing material
-	Newsletters
-	Newspapers
-	Magazines
-	Corporate collateral material
-	Perfect bound books
-	Wide bound books
-	Catalogs
-	Packaging materials
-	Corporate stationary
-	Flyers

Forms

-	Invoices
-	Labels
-	Reply cards
-	Packing slips

Collateral

-	Letterhead
-	Brochures
-	Booklets
-	Spec sheets
-	Price lists
-	Rate cards
-	Presentation folders

Envelopes

-	All sizes
-	Custom
-	Window
-	Converted
-	Commodity or high quality

Direct mail

-	Letters
-	Inserts
-	Post cards
-	Self-mailers

Our clients

We intend to service a diversified client roster, including individual and corporate clients. Our target market will be companies big or small and organizations world wide that use commercial printers, print large quantities or have frequent printing needs. We intend to offer our clients a more cost effective alternative to traditional printers. As a print broker we are not tied to one printer but intend to take the job to the printer who will provide the best quality, best price and best delivery. We believe our business focus defines us within our market.

We have one client at the present time. The initial names to be inputted into the database will be from names derived from the Internet, the Yellow Pages and published lists derived from trade directories. We believe we will obtain new clients by soliciting prospective companies through the new database and by direct face to face presentations by our management. The agreements we intend to use with our clients will provide that they may be terminated by either party upon mutually agreed short-term notice, typically 60 to 90 days.

Revenues

We are in the start up stage and have not generated any revenue prior to our year end April 30, 2005. We plan to recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

We believe that our primary sources of our revenues will be from the design and production of our clients' materials. Our gross revenue will include the amount of money we pay a printer and/or paper products supplier and the fee we charge for our services. We anticipate charging a fee of 20% to 35% above of our costs. The difference between what we pay the printer and/or paper products supplier and the fee we charge our customer will be our gross profit. The billing and collection procedures established by us will require that billings be collected from our clients in sufficient time for us to make the corresponding payment to production, usually within 30 days of invoice. Service fees for creative and typesetting time will be established on a case-by-case basis. We intend to also charge our clients a service fee on our outside purchases of production materials, including photography and printing, which generally is 15% over the cost of such purchases. In some cases, fees are generated in lieu of a percentage of the cost and markup on outside purchases of production materials. We are responsible for the payment for services and products we contract for on behalf of our clients. If a client is unwilling to pay for the services and products provided by a printer or paper products supplier, we still have to pay them. We will then seek to recover our costs from our customer.

Since we are ultimately responsible for providing the service to our client, the printer will have to satisfy us that all the requirements have been fulfilled before we can pass the service on to our client. We will determine the amount we will charge a customer based upon the amount our printer and/or paper products supplier charges us. We intend to mark-up the services provided by the printer and/or paper products supplier by twenty to thirty-five percent. Also we have the final decision to select the printer that will best serve the needs of our clients. If our client does not accept the work, then we will be responsible for compensating the printer.

Representation of a client does not necessarily mean that we will handle all print production for such client exclusively. In many cases, we intend to handle the print production work of only a portion of a client's products or services. We expect to depend upon a core of clients from which we obtain the bulk of our revenues.

Mr. Moe, our president, is also president of Canam Media International Inc., a full service advertising agency. In some cases, Canam Media customers need the services of a print broker. Canam Media could refer its clients to us or to print brokers other than us. While Canam Media could refer business to a print broker other than us, such a reference would deprive us of possible revenue. As such it is unlikely that Canam Media will refer print brokerage business to anyone other than us. There is however, no arrangement or understanding between us, Canam Media, or Mr. Moe that business will be referred to us by Canam Media and there is no assurance that any business will be referred to us by Canam Media. In addition, no payments will be made between us, Canam Media or Mr. Moe and no other arrangements exist or are proposed between us, Canam Media or Mr. Moe. Business that is referred to us by Canam Media will be treated in the same manner as new business that comes to us. The referred customer will be responsible for paying our billing. Canam Media will not be responsible for paying our bill. Customers referred to us by Canam Media will not receive any kind of special treatment as a result of the referral and Canam Media and Mr. Moe will not receive anything of value from us as a result of the referral. Assuming all of the print brokerage business derived from Canam Media is referred to us, it would, in and of itself, not be sufficient to sustain our operations. We, on the other hand, will not be referring business to Canam Media.

Status of our public offering

On December 10, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-116169, permitting us to offer up to 10,000,000 shares of common stock at $0.01 per share. There was no underwriter involved in our public offering.

On the January 31, 2005, we completed our public offering by raising $50,000. We sold 5,000,000 shares of our common stock at an offering price of $0.01 per share, to 29 persons.

Materials and Services

We intend to contract with wholesale printing companies and have them provide us examples of their work. From the examples we will assemble a portfolio of wholesale printing companies that we believe can deliver a diverse range of printing products in a timely and cost effective manner. We also intend to identify a number of wholesale printing companies through the Internet, the Yellow Pages and trade directories. We intend to initially focus on identifying printing companies situated in the Los Angeles, New York and Toronto geographical areas. We have identified these three regions as our initial target markets due to the high volume of potential client companies located within a specific geographical radius.

Marketing

We intend establish strategic alliances with quality wholesale trade printers and paper product suppliers. We also intend to establish supply and service agreements with these entities and we intend to receive discount pricing and priority customer service based on volume and turnover. We intend to promote the printing and print services through mass e-mail marketing to businesses in the United States and Canada; ongoing telemarketing and direct business to business contact; broad-based media advertising and flyer insert programs.

To expand our geographical reach, strategic alliances intend to also be developed with established print brokers in key regions throughout the United States and Canada to sell our services in exchange for a commission based percentage of total sales volume. We intend to promote these alliance partners through our website, direct marketing and media campaigns. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important strategic alliances with trade suppliers and high volume clients in the United States and Canada. This would be an opportunity to meet and network with hundreds of key potential high volume customers and print brokers.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us which could cause us to cease operations.

Competition

The printing industry is highly competitive. Companies of all sizes strive to attract new clients or accounts from existing clients. In addition, many companies have in-house departments, which handle all, or a portion of their graphic design work. Competition in the printing and industry depends to a large extent on the client's perception of the quality of a companies product. As we grow our operation we intend to have to compete more frequently against larger companies. These larger companies generally have substantially greater financial resources, personnel and facilities than us.

We will be competing against U.S. print brokers such as Artful Dragon, Axis Print Media and Printlocal. Artful Dragon is a full service print broker located at 22113 Northeast 28th Place, Sammamish, Washington. Artful Dragon provides savings up to 30% by outsourcing its printing to wholesale printers in Taiwan, China and Hong Kong. Established in 1994, Axis Print Media is a national U.S. print broker located at 8 Raymond Road, Deerfield, New Hampshire. Axis has a strong market presence with several major clients in New York, Wisconsin and Boston. Axis provides savings to its clients by outsourcing its printing to several print brokers in the U.S. Printlocal is a national U.S. print broker located at 6725 Suitland, #103, Suitland, Maryland. Printlocal, which offers a wide range of print services, charges wholesale printers a monthly fee to be included on its referral list. Because we intend to operate with low overhead we believe we will have the ability to effectively compete on pricing with our competition while at the same time provide our clients with savings of 20%-35% below that charged by the retail print trade. Although we believe this approach will be effective, there is no assurance that the methods of competition mentioned will be attained or when this might happen, if ever.

Property

We will use approximately 500 square feet of office space from our president, Kevin Moe. Our office is located at 475 Howe Street, Suite 1030, Vancouver, British Columbia, Canada V6C 2B3. Our telephone number is (604) 684-2832. We will use the space on a month-to-month basis. The space is equipped with computers, office furniture, a boardroom, high speed Internet access and telephones. We will pay rent of $500 per month from the proceeds of this offering for rent. The rent payment includes the use of the foregoing equipment. The foregoing arrangement with Mr. Moe is not evidenced by any written documents.

Employees

We are a development stage company and currently have no employees, other than our sole officer and director, Kevin Moe. We intend to hire additional employees on an needed basis.

Risk Factors

  Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.

  We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

  We were incorporated in April 2004 and we have only started limited business operations, however, we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $31,738. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	Our ability to locate purveyors who will provide their services
*	Our ability to attract clients who will buy our services from us and our website
*	Our ability to generate revenues through the sale of our services

  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

  We have one client and we cannot guarantee we will have more. Even if we obtain clients, there is no assurance that we will make a profit.

  We have one client prior to our year ended April 30, 2005. We cannot guarantee we ever will have any more. Even if we obtain clients, there is no guarantee that we will be able to operate profitably. If we do not obtain additional clients or generate profitable operations, we will have to suspend or cease operations.

  We are solely dependent upon the funds we raised in our offering, the proceeds of which are insufficient to achieve revenues. We may need to obtain additional financing which may not be available.

  We have started limited business operations. We raised $50,000. This amount will enable us to begin operations. We may, however, need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

  Because we are small and do not have much capital, we must limit marketing our services to potential clients. As a result, we may not be able to attract enough clients to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

  Because we are small and do not have much capital, we must limit marketing to potential clients. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

  Because we currently do not have any arrangements with any printers, if we cannot enter into any arrangements with printers upon completion of this offering, we will have to cease operations and you will lose your investment.

  Because we currently do not have any arrangements with any printers to perform services for our clients, if we are unable to enter into agreements with printers to perform services for our customers in the future, we will have no source of revenue and have to cease operations in which case you will lose your investment.

  Because Kevin Moe, our sole officer and director, does not have experience in the print brokerage business, he may make decisions that do not take into account standard approaches which could negatively affect our financial success and the lose of your investment.

  Because Kevin Moe, our sole officer and director, does not have experience in operating a print brokerage business and as a result may not be fully aware of many of the specific requirements related to working within the industry. His decisions and choices may not take into account standard print brokerage managerial approaches commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to his lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

  Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting purveyors and clients and result in a lack of revenues that may cause us to suspend or cease operations.

  Our sole officer and director, Kevin Moe, will only be devoting limited time to our operations. Kevin Moe, our president and sole director will be devoting approximately 15 hours per week of his time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our company is listed on the OTC Bulletin Board and our symbol is AMPI.

2005 Year High $0.43 Year Low $0.10

The Company's Common Stock was quoted on the Bulletin Board operated by the National Association of Securities Dealers, Inc. ("OTCBB") under the symbol "AMPI." Our shares began trading on April 18, 2005. Of the 10,000,000 shares of common stock outstanding as of July 15, 2005, 5,000,000 shares were owned by Mr. Moe and may only be resold in compliance with Rule 144 of the Securities Act of 1933. Summary trading by quarter for the 2005 is as follows:

Fiscal Quarter 2005	High Bid [1]	Low Bid [1]
February 1, 2005 - April 30, 2005	0.10	0.10
November 1, 2004 - January 31, 2005	0.00	0.00
August 31, 2004 - October 31, 2004	0.00	0.00
May 1, 2004 - July 31, 2004	0.00	0.00

At July 15, 2005, there were 30 holders of record.

Since the completion of our public offering, we have spent the proceeds as follows:

Legal Fees	$10,106
Accounting Fees	$3,640
Transfer Agent Fees	$1,000
Web Design Fees	$7,395
Filing Fees	$415
Rent	$1,500
Marketing and Advertising program	$10,000
Bank Fees	$84

We currently have proceeds of $15,860 remaining from the public offering.

Status of our public offering

On December 10, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-116169, permitting us to offer up to 10,000,000 shares of common stock at $0.01 per share. There was no underwriter involved in our public offering.

On the January 31, 2005, we completed our public offering by raising $50,000. We sold 5,000,000 shares of our common stock at an offering price of $0.01 per share, to 29 persons.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     PLAN OF OPERATIONS

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up stage corporation and have recently started operations and did not generate any revenue from our business operations prior to April 30, 2005.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues and no substantial revenues are anticipated until we source out purveyors of services for products to sell and source out clients to buy our services and our marketing and advertising campaign takes effect. We have no agreement with Mr. Moe to supply us with additional capital and there is no assurance that he will supply us with additional capital if we need it. Even with the proceeds from our public offering, we may have to rely upon continued financial support, through loans, from Kevin Moe, our sole shareholder.

We have begun operations but we cannot guarantee that we will be able to stay in business unless we start to earn revenues from our operations. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operation

We raised net proceeds of $40,000 from our public offering. We allocated the proceeds as follows:

Website development	$10,000
Marketing and advertising	$15,000
Salaries	$0
Rent	$6,000
Working capital	$9,000

We have a spent a portion of the proceeds as follows:

Legal Fees	$10,106
Accounting Fees	$3,640
Transfer Agent Fees	$1,000
Web Design Fees	$7,395
Filing Fees	$415
Rent	$1,500
Marketing and Advertising program	$10,000
Bank Fees	$84

We believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Our specific goal is to begin to profitably sell our services to companies and corporations of all sizes. We intend to accomplish the foregoing through the following milestones:

1.

Since completing our public offering, we have established our office. We have begun to pay Mr. Moe $500 per month for rent. Our rental payment includes the use of office space, computer, high speed Internet access and telephone services. Our sole officer and director will handle our administrative duties. We have not hired any additional employees

2.

We have hired an outside web designer to complete development of our website. Our website is operational. The cost to date to have our website running and functional is $7,395. and we have budgeted a total of up to $10,000. to complete development of our website.

3.

We have begun to market our services and website in the United States and Canada through mass email marketing; ongoing telemarketing; and direct business to business contact; broad-based media advertising; and flyer insert programs. We also intend to solicit customers from a data base derived from the Internet, the Yellow Pages and published lists derived from trade directories. We have spent $10,000. to date on our marketing and advertising campaign and have budgeted up to $15,000. towards our marketing campaign. Our marketing program will be ongoing into the future.

4.	We have completed one print job to date and we believe we will begin to receive additional orders from our website and our marketing and advertising campaign.

In summary, our website is operational, we have begun our marketing and advertising campaign and we have completed one initial print order. The job was completed after April 30, 2005 and we were paid $4,536. We believe we will start to generate sufficient revenues to continue operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenue prior to April 30, 2005. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to continue to locate and negotiate agreements with quality wholesale trade printers and paper product suppliers. We will then have to attract a broad base of customers to provide us with the necessary volume to meet our contractual volume obligations. We will then have to attract on going customers to engage our services.

We raised $50,000 from the sale of 5,000,000 shares of common stock at on offering price of $0.01 per share.

Results of operations

From Inception on April 7, 2004 to April 30, 2005

Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our public offering. We have established a corporate office. We reserved the domain name www.goameriprint.com. We have begun initial development of our website. We have begun contact with trade printers to establish sources for our printing. Our loss since inception is $31,738.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.

On December 10, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-116169, permitting us to offer up to 10,000,000 shares of common stock at $0.01 per share. There was no underwriter involved in our public offering.

On the January 31, 2005, we completed our public offering by raising $50,000. We sold 5,000,000 shares of our common stock at an offering price of $0.01 per share, to 29 persons.

Liquidity and capital resources

As of the date of this annual report, we have yet to generate any significant revenue from our business operations.

At April 30, 2005, Mr. Moe, our president, is owed $23,655. which is non-interest bearing, unsecured and due on demand. Mr. Moe provides office premises to us. The office premises are valued at $500 per month. During the year ended April 30, 2005, the President of the Company was paid $1,500. for office premises.

We posted a loss of $ 12,988. for the year ending April 30, 2005 compared to a loss of $18,750. for the period from inception to April 30, 2004. The principal component was start-up costs and the costs related to our public offering.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we generated only minimal revenue and no significant revenues are expected until our marketing and advertising campaign takes effect. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of print services on our web site.

At April 30, 2005, our total assets were $41,982 and our total liabilities were $33,776.

At April 30, 2005, we had working capital of $980. compared to a working capital deficit of $18,700. at April 30, 2004.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

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

FASB has also issued SFAS No. 151 and 152 but they will not have any relationship to the operations of the Company therefore a description and its impact for each on the Company' s operations and financial position have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (" SAB No. 107" ) to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS 123R.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of Ameriprint International Ltd.
(A Development Stage Company)

We have audited the accompanying balance sheets of Ameriprint International Ltd. as of April 30, 2005 and 2004 and the related statements of operations, cash flows and stockholders' deficit for the period from April 7, 2004 (Date of Inception) to April 30, 2005 and the years ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameriprint International Ltd., as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the period from April 7, 2004 (Date of Inception) to April 30, 2005, and the years ended April 30, 2005 and 2004, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, and has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott
CHARTERED ACCOUNTANTS
Vancouver, Canada
June 30, 2005

Ameriprint International Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,
	2005 $	2004 $
ASSETS

Current Assets

Cash	34,531	129
Prepaid expenses	225	-
Total Current Assets	34,756	129
Intangible Assets	7,226	-
Total Assets	41,982	129

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	2,000	-
Accrued liabilities	8,121	750
Due to a related party (Note 3)	23,655	18,079
Total Liabilities	33,776	18,829

Stockholders' Equity (Deficit)

Common Stock (Note 4), 100,000,000 shares authorized, $0.00001 par value; 10,000,000 and 5,000,000 shares issued and outstanding, respectively	100	50

Additional Paid-in Capital	39,844	-
Deficit Accumulated During the Development Stage	(31,738)	(18,750)
Total Stockholders' Equity (Deficit)	8,206	(18,700)

Total Liabilities and Stockholders' Equity (Deficit)	41,982	129

(The accompanying notes are an integral part of the financial statements)

Ameriprint International Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

		From	Accumulated From
	Year ended	April 7, 2004 (Date of Inception)	April 7, 2004 (Date of Inception)
	April 30,	to April 30,	to April 30,
	2005	2004	2005
	$	$	$
Revenue	-	-	-

Expenses

Accounting and audit	9,312	3,750	13,062
Legal fees	-	15,000	15,000
Office and rent (Note 3)	3,676	-	3,676

Total Expenses	12,988	18,750	31,738

Net Loss For the Period	(12,988)	(18,750)	(31,738)

Net Loss Per Share - Basic and Diluted	-	-	-

Weighted Average Number of Shares Outstanding	6,301,000	5,000,000

(The accompanying notes are an integral part of the financial statements)

Ameriprint International Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated From
	Year ended	From April 7, 2004	April 7, 2004 (Date of Inception)
	April 30,	to April 30,	to April 30,
	2005	2004	2005
	$	$	$

Cash Flows Used In Operating Activities

Net loss for the period	(12,988)	(18,750)	(31,738)

Changes in operating assets and liabilities:

Prepaid expenses	(225)	-	(225)
Accounts payable	2,000	-	2,000
Accrued liabilities	7,371	750	8,121

Net Cash Used in Operating Activities	(3,842)	(18,000)	(21,842)

Cash Flows Used In Investing Activities	-	-	-

Website development costs	(7,226)	-	(7,226)

Net Cash Flows Used In Investing Activities	(7,226)	-	(7,226)

Cash Flows From Financing Activities

Advances from a related party	5,576	18,079	23,655
Proceeds from issuance of common stock	50,000	50	50,050
Stock issuance costs	(10,106)	-	(10,106)

Net Cash Flows Provided By Financing Activities	45,470	18,129	63,599

Increase in Cash	34,402	129	34,531

Cash - Beginning of Period	129	-	-

Cash - End of Period	34,531	129	34,531

Non-cash Investing and Financing Activities	-	-	-

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of the financial statements)

Ameriprint International Ltd.
(A Development Stage Company)
Statement of Stockholders' Equity
(Expressed in U.S. dollars)

				Deficit
				Accumulated
			Additional	During the
			Paid in	Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance - April 7, 2004 (Date of Inception)	-	-	-	-	-

Issue of common shares for cash at $.00001 per share	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(18,750)	(18,750)

Balance - April 30, 2004	5,000,000	50	-	(18,750)	(18,700)
Issue of common shares for cash at $0.01 per share	5,000,000	50	49,950	-	50,000

Stock issuance costs	-	-	(10,106)	-	(10,106)

Net loss for the year	-	-	-	(12,988)	(12,988)

Balance - April 30, 2005	10,000,000	100	39,844	(31,738)	8,206

(The accompanying notes are an integral part of the financial statements)

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2005

1.	Development Stage Company

The Company was incorporated in the State of Nevada on April 7, 2004. The Company is a development stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7. The Company's planned principal operations have not yet commenced and will consist of printing, advertising and graphic design services to small, medium and large size companies.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at April 30, 2005 the Company had working capital of $980 compared to a working capital deficit of $18,700 as at April 30, 2004 and has accumulated losses of $31,738 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement, which was declared effective on December 10, 2004, with proposed registration of a minimum of 5,000,000 shares and a maximum of 10,000,000 shares of common stock at a price of $0.01 per share. During the year the Company issued 5,000,000 shares for gross proceeds of $50,000.

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

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2005

2.	Summary of Significant Accounting Policies (continued)

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force No. 00-2, "Accounting for Website Development Costs".

The Company's website is currently being developed. Costs associated with the website will consist primarily of software purchased from a third party. The Company is capitalizing costs of computer software obtained for internal use in web design and network operations. These capitalized costs will be amortized based on their estimated useful life over three years. Payroll and related costs will not be capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be expensed as incurred.

	e)	Long-lived Assets

In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	f)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and due to a related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2005

2.	Summary of Significant Accounting Policies (continued)

	g)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

	h)	Foreign Currency Translation

The Company' s functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 " Foreign Currency Translation" .. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Revenue Recognition

The Company is in the development stage and has generated no revenue to date.

The Company plans to recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, " Revenue Recognition" .. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Since all the risks and rewards lie with the Company, all revenue will be reported on a gross basis.

The Company' s main source of revenue will be fees earned from the design and production of materials. The Company' s other source of revenue will be service fees that will be based 1) on a case-by-case basis; 2) on a percentage over the cost on outside purchases of production materials and 3) on a percentage of the cost and mark-up on outside purchases of production materials.

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2005

2.	Summary of Significant Accounting Policies (continued)

	k)	Basic and Diluted Net Income (Loss) Per Share

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

	l)	Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	m)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (" FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2005

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

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

FASB has also issued SFAS No. 151 and 152 but they will not have any relationship to the operations of the Company therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS 123R.

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2005

3.	Related Party Transactions

The balance due to the President of the Company of $23,655 (2004 - $18,079) is unsecured, non-interest bearing and due on demand.

During the year, the President of the Company charged the Company $1,500 (2004 - $Nil) for office rent.

4.	Common Shares

On April 8, 2004 the Company issued 5,000,000 shares of common stock at a price of $0.00001 per share for cash proceeds of $50.

During the year, the Company issued 5,000,000 shares of common stock at a price of $0.01 per share for cash proceeds of $50,000 pursuant to its SB-2 Registration Statement.

5.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $16,738, which commence expiring in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at April 30, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2005	2004
	$	$

Net Operating Loss	16,738	3,750

Statutory Tax Rate	35%	35%

Effective Tax Rate	-	-

Deferred Tax Asset	5,858	1,313

Valuation Allowance	(5,858)	(1,313)

Net Deferred Tax Asset	-	-

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to April 30, 2005, included in this report have been audited by Manning Elliott, Chartered Accountants, 11th Floor, 1050 Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Kevin Moe	48	president, principal executive officer, secretary,
475 Howe Street		treasurer, principal financial officer, and the sole
Suite 1030		member of the board of directors
Vancouver, B.C. V6C 2B3

The person named above has held his offices/positions since our inception and is expected to hold his offices/positions until the next annual meeting of our stockholders. As of the date of this prospectus, there is only one person, Kevin Moe, associated with us.

Background of officers and directors

Kevin Moe - president, principal executive officer, secretary, treasurer, principal financial officer and member of the board of directors

Since our inception on April 7, 2004, Kevin Moe has been our president, principal executive officer, secretary, treasurer and principal financial officer. Since August 1989, Mr. Moe has been president, treasurer, secretary and director of Canam Media International Inc., a full service advertising agency serving the international business community. Mr. Moe is still employed at Canam Media International. Canam Media is located in Vancouver, British Columbia, Canada and is not an SEC reporting company. Mr. Moe devotes 15 hours a week to our operations.

Conflicts of Interest

At the present time, we do not foresee a conflict of interest because we do not intend to acquire any additional properties and Mr. Moe does intend to acquire any additional properties. The only conflict that we foresee is Mr. Moe's devotion of time to projects that do not involve us. In the event that Mr. Moe ceases devoting time to our operations, he has agreed to resign as an officer and director.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Compliance with Section 16(a) of the Securities Act of 1934

We are currently not subject to section 16(a) of the Securities Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on April 7, 2004 through April 30, 2005, for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
						Securities
				Other	Under	Restricted		Other
				Annual	Options/	Shares or		Annual
Names Executive				Compen-	SARs	Restricted	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Share/Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Kevin Moe	2005	0	0	0	0	0	0	0
President,	2004	0	0	0	0	0	0	0
Secretary/Treasurer, Director	2003	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations. We have not paid any salaries in 2005, and we do not anticipate paying any salaries at any time in 2006. We will not begin paying salaries until we have adequate funds to do so.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members on the board of directors.

Employment Contracts

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares	Ownership

Kevin Moe	5,000,000	50%

[1]	The person named above may be deemed to a promoter of our company, within the meaning of the Securities Exchange Act of 1934. Mr. Moe is our only promoter.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2004, we issued a total of 5,000,000 shares of restricted common stock to Kevin Moe, our sole officer and director in consideration of $50.

Further, Mr. Moe has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of April 30, 2005, Mr. Moe advanced us $23,655. for our benefit. There is no due date for the repayment of the funds advanced by Mr. Moe. Mr. Moe will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Moe does not bear interest.

Canam Media International, Inc., a corporation owned and controlled by our president, Kevin Moe, could refer business to us. The business referred to us will be for print brokerage, provided the Canam Media client is in need of print brokerage service and does not have its own printer. Canam Media could refer its clients to us or to print broker's other than us. While Canam Media could refer business to a print broker other than us, such a reference would deprive us of possible revenue. As such it is unlikely that Canam Media will refer print brokerage business to anyone other than us. There is however, no arrangement or understanding between us, Canam Media, or Mr. Moe that business will be referred to us by Canam Media and there is no assurance that any business will be referred to us by Canam Media. In addition, no payments will be made between us, Canam Media or Mr. Moe and no other arrangements exist or are proposed between us, Canam Media or Mr. Moe. Business that is referred to us by Canam Media will be treated in the same manner as new business that comes to us. The referred customer will be responsible for paying our billing. Canam Media will not be responsible for paying our bill. Customers referred to us by Canam Media will not receive any kind of special treatment as a result of the referral and Canam Media and Mr. Moe will not receive anything of value from us as a result of the referral.

On December 10, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-116169, permitting us to offer up to 10,000,000 shares of common stock at $0.01 per share. There was no underwriter involved in our public offering.

On the January 31, 2005, we completed our public offering by raising $50,000. We sold 5,000,000 shares of our common stock at an offering price of $0.01 per share, to 29 persons.

PART IV

ITEM 13.     EXHIBITS

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-116169 on June 4, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005	$6,950	Manning Elliott, Chartered Accountants
2004	$0	Manning Elliott, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$0	Manning Elliott, Chartered Accountants
2004	$0	Manning Elliott, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$0	Manning Elliott, Chartered Accountants
2004	$0	Manning Elliott, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	$0	Manning Elliott, Chartered Accountants
2004	$0	Manning Elliott, Chartered Accountants

(5) Our audit committee' s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of July, 2005.

AMERIPRINT INTERNATIONAL LTD.

BY:	/s/ Kevin Moe
Kevin Moe, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors