Form 10QSB
period 2005-07-31
Ameriprint International Ltd.
filed 2005-09-14
CIK 1292521

===============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No.: 000-51519

AMERIPRINT INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

NEVADA	98-0434820
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

475 Howe Street
Suite 1030
Vancouver, British Columbia
Canada V6C 2B3
(Address of principal executive offices)

(604) 683-3987
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

As of September 14, 2005, the total number of shares of common stock issued and outstanding is 10,000,000.

============================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

Ameriprint International Ltd.
Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2005 $	April 30, 2005 $
ASSETS	(unaudited)	(audited)

Current Assets

Cash	16,714	34,531
Prepaid expenses	225	225

Total Current Assets	16,939	34,756

Intangible Assets (Note 3)	6,624	7,226

Total Assets	23,563	41,982

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	-	2,000
Accrued liabilities	5,600	8,121
Due to a related party (Note 4)	23,817	23,655

Total Liabilities	29,417	33,776

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.00001 par value; 10,000,000 shares issued and outstanding	100	100

Additional Paid-in Capital	39,844	39,844

Deficit Accumulated During the Development Stage	(45,798)	(31,738)

Total Stockholders' Equity (Deficit)	(5,854)	8,206

Total Liabilities and Stockholders' Equity (Deficit)	23,563	41,982

(The accompanying notes are an integral part of these financial statements)

Ameriprint International Ltd.
Interim Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated From
	Three months	Three months	April 7, 2004
	ended	ended	(Date of Inception)
	July 31,	July 31,	to July 31,
	2005	2004	2005
	$	$	$

Sales	4,536	-	4,536

Cost of Sales	4,200	-	4,200

Gross Profit	336	-	336

Expenses

Accounting and audit	2,100	1,321	15,162
Amortization	602	-	602
Consulting	10,000	-	10,000
Legal fees	-	-	15,000
Office and rent (Note 4)	1,694	389	5,370
Total Expenses	14,396	1,710	46,134

Net Loss For the Period	(14,060)	(1,710)	(45,798)

Net Loss Per Share - Basic and Diluted	-	-

Weighted Average Number of Shares Outstanding	10,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Ameriprint International Ltd.
Interim Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three months ended	Three months ended
	July 31,	July 31,
	2005	2004
	$	$

Cash Flows Used In Operating Activities

Net loss for the period	(14,060)	(1,710)

Adjustment to reconcile net loss to net cash used in operating activities:

Amortization	602	-

Changes in operating assets and liabilities:

Accounts payable	(2,000)	-
Accrued liabilities	(2,521)	571

Net Cash Used in Operating Activities	(17,979)	(1,139)

Cash Flows Used In Investing Activities	-	-

Cash Flows From Financing Activities
Advances from a related party	162	1,100

Net Cash Flows Provided By Financing Activities	162	1,100

Decrease in Cash	(17,817)	(39)

Cash - Beginning of Period	34,531	129

Cash - End of Period	16,714	90

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

Ameriprint International Ltd.
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on April 7, 2004. The Company' s principal operations consist of printing, advertising and graphic design services to small, medium and large size companies.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at July 31, 2005, the Company had working capital deficit of $12,478 compared to working capital of $980 as at April 30, 2005 and has accumulated losses of $45,798 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement, which was declared effective on December 10, 2004, with proposed registration of a minimum of 5,000,000 shares and a maximum of 10,000,000 shares of common stock at a price of $0.01 per share. During the year ended April 30, 2005, the Company issued 5,000,000 shares for gross proceeds of $50,000.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company' s fiscal year-end is April 30.

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

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force No. 00-2, "Accounting for Website Development Costs" .

Ameriprint International Ltd.
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)
2.	Summary of Significant Accounting Policies (continued)

	d)	Website Development Costs (continued)

The Company' s website has been launched. Costs associated with the website will consist primarily of software purchased from a third party. The Company is capitalizing costs of computer software obtained for internal use in web design and network operations. These capitalized costs will be amortized based on their estimated useful life over three years. Payroll and related costs will not be capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be expensed as incurred.

	e)	Long-lived Assets

In accordance with Financial Accounting Standards Board (" FASB" ) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets" , the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Ameriprint International Ltd.
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition". Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Since all the risks and rewards lie with the Company, all revenue will be reported on a gross basis.

The Company' s main source of revenue is from the design and production of materials. The Company' s other source of revenue will be service fees that will be based 1) on a case-by-case basis; 2) on a percentage over the cost on outside purchases of production materials and 3) on a percentage of the cost and mark-up on outside purchases of production materials.

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	m)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company' s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Ameriprint International Ltd.
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (" FASB" ) issued SFAS No. 123 (Revised 2004) (" SFAS No. 123R" ), " Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, " Accounting for Stock-Based Compensation" , and supersedes APB Opinion No. 25, " Accounting for Stock Issued to Employees" .. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company' s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, " Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" .. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, " Accounting for Nonmonetary Transactions" , that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company' s results of operations or financial position.

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

Ameriprint International Ltd.
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

3.	Intangible Costs

			July 31, 2005	April 30, 2005
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$
			(unaudited)	(audited)

Website development costs	7,226	602	6,624	-

4.	Related Party Transactions

The balance due to the President of the Company of $23,817 (April 30, 2004 - $23,655) is unsecured, non-interest bearing and due on demand.

During the three months ended July 31, 2005, the President of the Company charged the Company $1,500 (2004 - $Nil) for office rent.

ITEM 2.     MANAGEMENTS'S DISCUSSION AN ANALYSIS OR PLAN OF OPERATION

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

We are a start-up stage corporation and have recently started operations. We have generated minimal revenue from our business operations.

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

We will not be conducting any product research or development. We do not expect to purchase or sell plant or equipment. Further we do not expect changes in the number of employees.

Our specific goal is to begin to profitably sell our services to companies and corporations of all sizes. We intend to accomplish the foregoing through the following milestones:

1.

Since completing our public offering, we have established our office. We have begun to pay Mr. Moe $500 per month for rent. Our rental payment includes the use of office space, computer, high speed Internet access and telephone services. Our sole officer and director will handle our administrative duties. We have not hired any additional employees

2.

We have hired an outside web designer to complete development of our website. Our website is operational. The cost to date to have our website running and functional is $7,226 and we have budgeted a total of up to $10,000 to complete development of our website.

3.

We have begun to market our services and website in the United States and Canada through mass email marketing; ongoing telemarketing; and direct business to business contact; broad-based media advertising; and flyer insert programs. We also intend to solicit customers from a data base derived from the Internet, the Yellow Pages and published lists derived from trade directories. We have spent $10,000 to date on our marketing and advertising campaign and have budgeted up to $15,000 towards our marketing campaign. Our marketing program will be ongoing into the future.

4.	We have completed one print job to date and we believe we will begin to receive additional orders from our website and our marketing and advertising campaign.

In summary, our website is operational, we have begun our marketing and advertising campaign and we have completed one initial print order and we were paid $4,536. We believe we will start to generate sufficient revenues to continue operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated only minimal revenue prior to July 31, 2005. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to continue to locate and negotiate agreements with quality wholesale trade printers and paper product suppliers. We will then have to attract a broad base of customers to provide us with the necessary volume to meet our contractual volume obligations. We will then have to attract on going customers to engage our services.

We raised $50,000 from the sale of 5,000,000 shares of common stock in our public offering at a price of $0.01 per share.

Results of operations

From Inception on April 7, 2004 to July 31,2005

Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our public offering. We have established a corporate office. We reserved the domain name www.goameriprint.com. We have completed initial development of our website. We have begun contact with trade printers to establish sources for our printing. Our loss since inception is $45,798.

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

Liquidity and capital resources

As of the date of this quarterly report, we have yet to generate any significant revenue from our business operations.

At July 31, 2005, Mr. Moe, our president, is owed $23,817 which is non-interest bearing, unsecured and due on demand. Mr. Moe provides office premises to us. The office premises are valued at $500 per month. During the three months ended July 31, 2005, the President of the Company was paid $1,500 for office premises.

We posted a loss of $14,060 for the quarter ending July 31, 2005 compared to a loss of $1,710 for the quarter ended July 31, 2005. The increase in the loss is mainly due to the fact that the Company engaged a firm to promote the Company's business operations effectively started during the current quarter.

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

At July 31, 2005, our total assets were $23,563 and our total liabilities were $29,417.

At July 31, 2005, we had working capital deficit of $12,478 compared to a working capital of $980 at April 30, 2005.

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

We used the proceeds as follows:

Legal Fees	$10,106
Accounting Fees	$7,140
Transfer Agent Fees	$1,000
Web Design Fees	$7,395
Filing Fees	$415

Rent	$3,000
Marketing and Advertising program	$10,000
Bank Fees	$109
Office Expenses	$162

We currently have proceeds of $10,673 from our public offering.

ITEM 6.     EXHIBITS

The following exhibits are attached hereto:

Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of September, 2005.

AMERIPRINT INTERNATIONAL LTD.

BY:	/s/ Kevin Moe
Kevin Moe, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors