Form 10QSB
period 2005-10-31
Ameriprint International Ltd.
filed 2005-12-07
CIK 1292521

===============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2005

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

The Registrant is a Shell company: Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of December 6, 2005, the total number of shares of common stock issued and outstanding is 10,000,000.

================================================================================================

PART I.

ITEM 1.     FINANCIAL STATEMENTS

Ameriprint International Ltd.
(A Development Stage Company)

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4 to F-8

Ameriprint International Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2005 $	April 30, 2005 $
ASSETS	(unaudited)	(audited)

Current Assets

Cash	9,593	34,531
Prepaid expenses	225	225

Total Current Assets	9,818	34,756

Intangible Assets (Note 3)	6,022	7,226

Total Assets	15,840	41,982

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	-	2,000
Accrued liabilities	1,900	8,121
Due to a related party (Note 4)	23,655	23,655

Total Liabilities	25,555	33,776

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.00001 par value; 10,000,000 shares issued and outstanding	100	100

Additional Paid-in Capital	39,844	39,844

Deficit Accumulated During the Development Stage	(49,659)	(31,738)

Total Stockholders' Equity (Deficit)	(9,715)	8,206

Total Liabilities and Stockholders' Equity (Deficit)	15,840	41,982

(The accompanying notes are an integral part of these financial statements)

Ameriprint International Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three	Three	Six	Six	Accumulated From
	Months	Months	Months	Months	April 7, 2004
	Ended	Ended	Ended	Ended	(Date of Inception)
	October 31,	October 31,	October 31,	October 31,	to October 31,
	2005	2004	2005	2004	2005
	$	$	$	$	$

Sales	-	-	4,536	-	4,536

Cost of Sales	-	-	4,200	-	4,200
Gross Profit	-	-	336	-	336

Expenses

Accounting and audit	1,742	2,700	3,842	4,021	16,904
Amortization	602	-	1,204	-	1,204
Consulting	-	-	10,000	-	10,000
Legal fees	-	-	-	-	15,000
Office and rent (Note 4)	1,517	25	3,211	414	6,887

Total Expenses	3,861	2,725	18,257	4,435	49,995

Net Loss for the Period	(3,861)	(2,725)	(17,921)	(4,435)	(49,659)

Net Loss Per Share - Basic and Diluted	-	-	-	-

Weighted Average Number of Shares Outstanding	10,000,000	5,000,000	10,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Ameriprint International Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended	Six Months Ended
	October 31,	October 31,
	2005	2004
	$	$

Cash Flows Used In Operating Activities

Net loss for the period	(17,921)	(4,435)

Adjustment to reconcile net loss to net cash used in operating activities:

Amortization	1,204	-

Changes in operating assets and liabilities:

Accounts payable	(2,000)	-
Accrued liabilities	(6,221)	1,100

Net Cash Used in Operating Activities	(24,938)	(3,335)

Cash Flows Used In Investing Activities	-	-

Cash Flows From Financing Activities

Advances from a related party	-	3,300

Net Cash Flows Provided By Financing Activities	-	3,300

Decrease in Cash	(24,938)	(35)

Cash - Beginning of Period	34,531	129

Cash - End of Period	9,593	94

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at October 31, 2005, the Company had working capital deficit of $15,737 compared to working capital of $980 as at April 30, 2005 and has accumulated losses of $49,659 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern.

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

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force No. 00-2, "Accounting for Website Development Costs". The Company's website has been launched. Costs associated with the website will consist primarily of software purchased from a third party. The Company is capitalizing costs of computer software obtained for internal use in web design and network operations. These capitalized costs will be amortized based on their estimated useful life over three years. Payroll and related costs will not be capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be expensed as incurred.

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

Ameriprint International Ltd.
(A Development Stage Company)
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

The Company's main source of revenue is from the design and production of materials. The Company's other source of revenue will be service fees that will be based 1) on a case-by-case basis; 2) on a percentage over the cost on outside purchases of production materials and 3) on a percentage of the cost and mark-up on outside purchases of production materials.

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

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	n)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (" SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

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

Ameriprint International Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

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

3.	Intangible Assets

			October 31, 2005	April 30, 2005
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$
			(unaudited)	(audited)

Website development costs	7,226	1,204	6,022	-

4.	Related Party Transactions

	a)	The balance due to the President of the Company of $23,655 (April 30, 2005 - $23,655) is unsecured, non-interest bearing and due on demand.

	b)	During the six months ended October 31, 2005, the President of the Company charged the Company $3,000 (2004 - $Nil) for office rent.

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

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated only minimal revenue prior to October 31, 2005. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Results of operations

From Inception on April 7, 2004 to October 31,2005

Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our public offering. We have established a corporate office. We reserved the domain name www.goameriprint.com. We have completed initial development of our website. We have begun contact with trade printers to establish sources for our printing. Our loss since inception is $49,659.

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

At October 31, 2005, Mr. Moe, our president, is owed $23,655 which is non-interest bearing, unsecured and due on demand. Mr. Moe provides office premises to us. The office premises are valued at $500 per month. During the six months ended October 31, 2005, the President of the Company charged $3,000 for office premises.

We posted a loss of $3,861 for the quarter ending October 31, 2005 compared to a loss of $2,725 for the quarter ended October 31, 2004. The increase in the loss is due to the fact that the Company paid office rent during the current quarter.

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

At October 31, 2005, our total assets were $15,840 and our total liabilities were $25,555.

At October 31, 2005, we had working capital deficit of $15,737 compared to a working capital of $980 at April 30, 2005.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

ITEM 3.     CONTROLS AND PROCEDURES.

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

(b)Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

We used the proceeds as follows:

Legal Fees	$10,106
Accounting Fees	$9,082
Transfer Agent Fees	$1,000
Web Design Fees	$7,395
Filing Fees	$415
Rent	$4,500
Marketing and Advertising program	$10,000
Bank Fees	$132
Office Expenses	$162
Total	$42,793

We currently have proceeds of $7,207 from our public offering.

ITEM 6.     EXHIBITS

The following exhibits are attached hereto:
Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of December, 2005.

AMERIPRINT INTERNATIONAL LTD.

BY:	/s/ Kevin Moe
Kevin Moe, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors