Form 10QSB
period 2006-01-31
Ameriprint International Ltd.
filed 2006-03-17
CIK 1292521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 2006

                                       Or

            |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ________________


                        Commission file number 000-51519

                          Ameriprint International Ltd.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Nevada                                98-043482
----------------------------            ---------------------------
      (State or other                         (IRS Employer
      jurisdiction of                      Identification No.)
     incorporation or
      organization)

                  2 Allen Center, 1200 Smith Street, 16th Floor
                              Houston, Texas 77002
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 353-3948
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                           475 Howe Street, Suite 1030
                   Vancouver, British Columbia, Canada V6C 2B3
--------------------------------------------------------------------------------
                  (Former address if changed since last report)

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.   Yes |X|   No |_|

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2).     Yes |_|   No |X|

      As of March 15, 2006, there were 12,020,000 shares of the issuer's common stock, par value $0.001, issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         AMERIPRINT INTERNATIONAL LTD.
               JANUARY 31, 2006 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE

          Special Note Regarding Forward Looking Statements..............   3

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements...........................................   4

Item 2.   Plan of Operation..............................................   15

Item 3.   Controls and Procedures........................................   15

                                     PART II

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....   16

Item 5.   Other Information..............................................   16

Item 6.   Exhibits.......................................................   17

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE

      Balance Sheets as at January 31, 2006 (Unaudited) and
          April 30, 2005 (Audited)...........................................5

      Statements of Operations for the three and nine months
          ended January 31, 2006 and 2005 (Unaudited) and for
          the period from April 7, 2004 (date of inception) to
          January 31, 2006 (Unaudited).......................................6

      Statements of Cash Flows for the nine months ended
          January 31, 2006 and 2005 (Unaudited) and for the
          period from April 7, 2004 (date of inception) to
          January 31, 2006 (Unaudited).......................................7

      Notes to Financial Statements (Unaudited)..............................8

AMERIPRINT INTERNATIONAL LTD.
(An Exploration Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                         January 31,        April 30,
                                                                            2006              2005
                                                                         (unaudited)
                                                                       ----------------   ---------------
ASSETS

    CURRENT ASSETS

       Cash                                                            $           890    $        34,531
       Prepaid expenses                                                            225                225
                                                                       ----------------   ----------------
             Total Current Assets                                                1,115             34,756
                                                                       ----------------   ----------------

    OTHER ASSETS

       Unproven oil & gas properties                                           373,775                 --
                                                                       ----------------   ----------------

    ASSETS FROM DISCONTINUED OPERATIONS                                          5,419              7,226
                                                                       ----------------   ----------------

    TOTAL ASSETS                                                       $       380,309    $        41,982
                                                                       ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
       Accounts payable                                                $           817    $         2,000
       Acrued liabilites                                                         1,900              8,121
       Related party payable                                                    34,608             23,655
                                                                       ----------------   ----------------
             Total Current Liabilities                                          37,325             33,776
                                                                       ----------------   ----------------

    COMMITMENTS AND CONTINGENCIES                                                   --                 --
                                                                       ----------------   ----------------

    STOCKHOLDERS' EQUITY
       Common stock, $0.00001 par value; 100,000,000 shares
         authorized, 12,000,000 shares issued and
         outstanding, respectively                                                 104                100
       Additional paid-in capital                                              413,615             39,844
       Deficit Accumulated During the Development Stage                        (70,735)           (31,738)
                                                                       ----------------   ----------------
             Total Stockholders' Equity                                        342,984              8,206
                                                                       ----------------   ----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       380,309    $        41,982
                                                                       ================   ================

             The accompanying condensed notes are an integral part
                         of these financial statements.

AMERIPRINT INTERNATIONAL LTD.
(An Exploration Stage Company)
Statement of Operations
--------------------------------------------------------------------------------

                                              Three Months  Three Months   Nine Months    Nine Months
                                                 Ended         Ended          Ended         Ended        From April 7, 2004
                                               January 31,   January 31,   January 31,    January 31,      (inception) to
                                                  2006          2005          2006           2005         January 31, 2006
                                              (unaudited)   (unaudited)    (unaudited)    (unaudited)        (unaudited)
                                             -------------  ------------   ------------  -------------   ------------------
SALES                                        $         --   $        --    $        --   $         --    $           --
COST OF SALES                                          --            --             --             --                --
                                             -------------  ------------   ------------  -------------   ------------------

Gross Profit                                 $         --   $        --    $        --   $         --    $           --
                                             -------------  ------------   ------------  -------------   ------------------

OPERATING EXPENSES
      Accounting and audit                   $      1,799   $     1,071    $     5,641   $      5,092    $       18,703
      Consulting                                    3,200            --         13,200             --            13,200
      Legal fees                                   12,291        10,106         12,291         10,106            27,291
      General and administrative                      677            --          1,070             --             1,070
      Office and rent                               1,828           997          5,324          1,411             9,000
                                             -------------  ------------   ------------  -------------   ------------------
          TOTAL OPERATING EXPENSES                 19,795        12,174         37,526         16,609            69,264
                                             -------------  ------------   ------------  -------------   ------------------

LOSS FROM OPERATIONS                              (19,795)      (12,174)       (37,526)       (16,609)          (69,264)
                                             -------------  ------------   ------------  -------------   ------------------

INCOME (LOSS) BEFORE TAXES                        (19,795)      (12,174)       (37,526)       (16,609)          (69,264)
                                             -------------  ------------   ------------  -------------   ------------------

INCOME TAX EXPENSE                                     --            --             --             --                --
                                             -------------  ------------   ------------  -------------   ------------------

ALLOCATION OF LOSS TO DISCONTINUED
  OPERATIONS                                 $        602   $        --    $     1,471   $         --    $        1,471
                                             -------------  ------------   ------------  -------------   ------------------

NET INCOME (LOSS)                            $    (20,397)  $   (12,174)   $   (38,997)  $    (16,609)   $      (70,735)
                                             =============  ============   ============  =============   ==================

NET LOSS PER COMMON SHARE,
      BASIC AND DILUTED                      $        nil   $       nil    $       nil   $        nil
                                             =============  ============   ============  =============

WEIGHTED AVERAGE NUMBER OF
      COMMON STOCK SHARES
      OUTSTANDING, BASIC AND DILUTED           10,057,971     5,417,000     10,057,971   5,139,000.00
                                             =============  ============   ============  =============

             The accompanying condensed notes are an integral part
                         of these financial statements.

AMERIPRINT INTERNATIONAL LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          Nine Months Ended
                                                                             January 31,              From April 7, 2004
                                                                   -------------------------------      (inception) to
                                                                       2006             2005           January 31, 2006
                                                                    (unaudited)      (unaudited)          (unaudited)
                                                                   --------------   --------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                     $     (38,997)   $     (16,609)    $         (70,735)
      Adjustments to reconcile net loss to net cash
           provided (used) by operating activities:
                Allocated to discontinued operations                       1,806               --                 1,806
           Decrease (increase) in:
                Prepaid expenses                                              --             (225)                 (225)
           Increase (decrease) in:
                Accounts payable                                          (1,182)              --                   818
                Accrued liabilities                                       (6,221)           1,850                 1,900
                Related party payable                                     10,953            3,921                34,608
                                                                   --------------   --------------    ------------------
      Net cash provided (used) by operating activities                   (33,641)         (11,063)              (31,828)
                                                                   --------------   --------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Website development costs                                          --               --                (7,226)
                                                                   --------------   --------------    ------------------
      Net cash provided by financing activities                               --               --                (7,226)
                                                                   --------------   --------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of stock                                         --           50,000                50,050
      Stock offering costs                                                    --               --               (10,106)
                                                                   --------------   --------------    ------------------
      Net cash used by financing activities                                   --           50,000                39,944
                                                                   --------------   --------------    ------------------

Net increase (decrease) in cash and cash equivalents                     (33,641)          38,937                   890

Cash, beginning of period                                                 34,531              129                    --
                                                                   --------------   --------------    ------------------

Cash, end of period                                                $         890    $      39,066     $             890
                                                                   ==============   ==============    ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                      $          --    $          --
                                                                   ==============   ==============
Income taxes paid                                                  $          --    $          --
                                                                   ==============   ==============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for oil and gas leases                                $     373,775    $          --

             The accompanying condensed notes are an integral part
                         of these financial statements.

AMERIPRINT INTERNATIONAL LTD.
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2006
--------------------------------------------------------------------------------

NOTE  1  -  NATURE AND CONTINUANCE OF OPERATIONS

Ameriprint International Ltd. ("the Company") was incorporated in the State of Nevada on April 7, 2004. The Company's principal operations consisted of printing, advertising and graphic design services to small, medium and large size companies. At January 11, 2006, the Company underwent a change of control and its focus changed to oil and gas exploration and development.
(See Note 3 and 4.)

The Company filed an SB-2 Registration Statement, which was declared effective on December 10, 2004, with proposed registration of a minimum of 5,000,000 shares and a maximum of 10,000,000 shares of common stock at a price of $0.01 per share. During the year ended April 30, 2005, the Company issued 5,000,000 shares for gross proceeds of $50,000.

Basis of Presentation
---------------------
The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As such, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended April 30, 2005. In the opinion of management, all required adjustments which consist of normal re-occurring accruals and adjustments related to the discontinued operations of the Company have been made to the financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Methods
------------------
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is April 30.

Basic and Diluted Loss per Share
--------------------------------
The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement of Financial Accounting Standards No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. The Company has issued no potentially dilutive securities at this time.

AMERIPRINT INTERNATIONAL LTD.
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2006
--------------------------------------------------------------------------------

Estimates
---------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Website Development Costs
-------------------------
The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force No. 00-2, "Accounting for Website Development Costs". The Company's website has become operational. Costs associated with the website will consist primarily of software purchased from a third party. The Company is capitalizing costs of computer software obtained for internal use in web design and network operations. These capitalized costs will be amortized based on their estimated useful life over three years. Payroll and related costs will not be capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be expensed as incurred. At January 31, 2006 and April 30, 2005, these costs are included in assets from discontinued operations.

Long-lived Assets
-----------------
In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial Instruments
---------------------
The fair values of cash, accounts payable, accrued liabilities and due to a related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

AMERIPRINT INTERNATIONAL LTD.
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2006
--------------------------------------------------------------------------------

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution

Foreign Currency Translation
----------------------------
The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income Taxes
------------
Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 as of its inception. Pursuant to Statement of Financial Accounting Standards No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Revenue Recognition
-------------------
The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition". Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Prior to the change in control and direction of the Company, the Company's main source of revenue was from the design and production of materials.

All revenues are included in the allocation of loss to discontinued operations on the statement of operations.

Interim Financial Statements
----------------------------
These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments and adjustments related to discontinued operations, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

AMERIPRINT INTERNATIONAL LTD.
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2006
--------------------------------------------------------------------------------

Recent Accounting Pronouncements
--------------------------------
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and Statement of Financial Accounting Standards No. 3". Statement of Financial Accounting Standards No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Statement of Financial Accounting Standards No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of Statement of Financial Accounting Standards No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("Statement of Financial Accounting Standards No. 123R"), "Share-Based Payment." Statement of Financial Accounting Standards No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement of Financial Accounting Standards No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of Statement of Financial Accounting Standards No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement of Financial Accounting Standards No. 123R replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Statement of Financial Accounting Standards No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this Standards is not expected to have a material impact on the Company's results of operations or financial position.

AMERIPRINT INTERNATIONAL LTD.
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2006
--------------------------------------------------------------------------------

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". Statement of Financial Accounting Standards No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Statement of Financial Accounting Standards No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by Statement of Financial Accounting Standards No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement of Financial Accounting Standards No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (" SAB No. 107") to give guidance on the implementation of Statement of Financial Accounting Standards No. 123R. The Company will consider SAB No. 107 during implementation of Statement of Financial Accounting Standards No. 123R.

The FASB has also issued Statement of Financial Accounting Standards No. 151 and 152 which will not have any impact on the operations of the Company. Accordingly, further description of these pronouncements is not herein provided.

Going Concern
-------------
These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at January 31, 2006, the Company had working capital deficit of $36,210 compared to working capital of $980 at April 30, 2005 and has accumulated losses of $70,735 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

AMERIPRINT INTERNATIONAL LTD.
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2006
--------------------------------------------------------------------------------

NOTE 3 - CHANGE OF CONTROL

On January 11, 2006, the sole officer and director of the Company sold 4,950,000 shares of the Company's common stock to an outside party. Prior to the sale, the sole officer and director owned 5,000,000 shares of the Company's common stock and the outside party did not own any shares. After the sale, the sole officer and director owed less than 1% of the total outstanding shares and the outside party owed 4,950,000 shares of common stock or 49.50% of the total outstanding common stock of the Company.

As of January 27, 2006, the outside party was appointed to the Company's board of directors. Upon the resignation of the sole officer and director, the outside party acceded to the vacated executive officer positions including president, secretary, treasurer, CEO and CFO.

NOTE 4 - OIL AND GAS LEASE

On January 23, 2005, the Company acquired rights under certain State of Alaska oil and gas leases pursuant to an Asset Purchase Agreement (the "Agreement") in the amount of $373,774.50. Pursuant to the Agreement, the Company also acquired rights in unissued State of Alaska Oil and Gas Leases. In consideration of the sale of the Issued and Un-issued Leases (collectively the "Leases"), the Company issued 2,000,000 shares of our restricted common stock (the "Shares'). The Un-issued Leases have not been issued by the State of Alaska as of the date hereof but are expected to be issued in the future. No assurance can be given however, that this will prove to be the case. The Issued Leases are in full force and effect and are free and clear of any liens or encumbrances. They provide for a net revenue interest of 87.5% prior to an overriding 5% royalty. If and when issued, the rights in the Un-Issued Leases will be the same as our rights in the Issued Leases. The Company has assumed all obligations under the Issued Leases from and after the date of purchase, including the obligation to timely pay all rentals due and shall assume similar obligations under the Un-issued Leases if and when issued. The Company has also assumed the obligation to drill, at our sole expense, within 5 years of November 28, 2005, a test well, for completion or abandonment, on at least one of the leases, to a bottomhole depth and location at least sufficient to test both the West Foreland and Hemlock Formation. Failure to drill the test well by November 27, 2010 to completion or abandonment will result in forfeiture of leases.

NOTE 5 - RELATED PARTY TRANSACTIONS

The balance due to the former president of the Company of $34,608 (April 30, 2005 - $23,655) is unsecured, non-interest bearing and due on demand. This amount is included in related party payable.

During the nine months ended January 31, 2006, the former president of the Company charged the Company $5,000 (2004 - $Nil) for office rent.

AMERIPRINT INTERNATIONAL LTD.
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2006
--------------------------------------------------------------------------------

NOTE 6 - DISCONTINUED OPERATIONS

During the period ended January 31, 2006, the Company elected to discontinue the operations of Ameriprint International Ltd. and recorded costs associated from discontinued operations of $1,471. In addition, the Company reclassified its December 31, 2004 balance sheet to reflect $5,419 of assets from the discontinued operation.

The asset recorded as discontinued operations at January 31, 2006 was website development, net of related accumulated depreciation, in the amount of $5,419.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "Statement of Financial Accounting Standards No. 146"). Statement of Financial Accounting Standards No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. Statement of Financial Accounting Standards No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Statement of Financial Accounting Standards No. 146 was issued in June 2002, effective December 31, 2002. The Company's financial position and results of operations have not been affected by adopting Statement of Financial Accounting Standards No. 146.

NOTE 7 - SUBSEQUENT EVENT

On March 2, 2006, the Company entered into an Offshore Securities Subscription Agreement, to issue 20,000 shares at the purchase price of $2.50 per share. The Company received $50,000 less certain commissions.

ITEM 2.     PLAN OF OPERATION

As more fully discussed in Part II, Item 5, in January 2006 we acquired oil and gas rights in more than 20,000 acres of land located in Cook Inlet, Alaska. The Cook Inlet, located near the city of Anchorage, has been an active oil and gas producing region for over 40 years. Pursuant to the State of Alaska Oil & Gas Leases acquired by us, we are obligated to drill a test well, to completion or abandonment, on a property covered by one of several specified leases on or before November 27, 2010. Subsequent to the purchase of the Alaska mineral rights, we discontinued our print brokerage and printing business.

We plan to develop and acquire additional mineral properties over the next twelve months to build reserves. We also may, from time to time, acquire or enter into strategic alliances with, complementary businesses. In particular we plan to expand our mineral rights holdings in Alaska and to generate future cash flow by joining low risk drilling partnerships in Texas, Louisiana and Oklahoma.

We intend to fund our growth strategy during the next twelve months from working capital, sales of our securities and other available sources of financing. We expect that current cash reserves will allow us to conduct business for the next 4 months. Our employee levels are expected to increase during the next twelve months in direct proportion to the anticipated expansion of our oil and gas program and available cash resources. We are presently seeking a chief executive officer with oil and gas experience to manage our intended development and exploration programs. We do not presently anticipate any purchases or sales of plant or significant equipment. We do not expect to engage in any material research and development activities during the next twelve months. The exploration of, and drilling for, oil and gas reserves is risky, uncertain and capital intensive. No assurance can be given that we will increase our oil and gas operations to the extent we anticipate or that if increased, our new acquisitions and exploration programs will prove to be successful.


ITEM 3.     CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Massimiliano Pozzoni, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective January 27, 2006, we issued 2,000,000 shares of our restricted common stock to Massimiliano Pozzoni in consideration of our acquisition of certain State of Alaska Oil & Gas Leases, both issued and un-issued, from Mr. Pozzoni. The sale of the shares to Mr. Pozzoni was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to the period covered by the Report, in March 2006 we sold 20,000 shares of our common stock at a price of $2.50 per share or $50,000 on an aggregate basis to one person in reliance on Regulation S of the Securities Act of 1933, as amended.

ITEM 5.     OTHER INFORMATION

On January 11, 2006, Kevin Moe, our sole officer and director sold 4,950,000 shares of our common stock owned by him to Massimiliano Pozzoni. Prior to the sale, Mr. Moe owned 5,000,000 shares of our common stock and Mr. Pozzoni did not own any shares of our common stock. Mr. Pozzoni paid Mr. Moe $99,000 for the 4,950,000 shares of common stock.

On January 23, 2005 we acquired rights in State of Alaska Oil and Gas Leases ADL 389208, 389932, 390087, 390383, 390567, and 390572 (the "Issued Leases") from
Massimiliano Pozzoni pursuant to an Asset Purchase Agreement (the "Agreement") among us, Massimiliano Pozzoni and Kevin Moe. Pursuant to the Agreement, we also acquired Massimiliano Pozzoni's rights in State of Alaska Oil and Gas Leases ADL 390722, 390723 and 390745 (the "Un-issued Leases"). In consideration of the sale of the Issued and Un-issued Leases (collectively the "Leases"), we issued 2,000,000 shares of our restricted common stock (the "Shares") to Massimiliano Pozzoni as disclosed above in Item 2. The Un-issued Leases have not been issued by the State of Alaska as of the date hereof but are expected to be issued in the future. No assurance can be given however, that this will prove to be the case. The Issued Leases are in full force and effect and are free and clear of any liens or encumbrances. They provide for a net revenue interest of 87.5% prior to an overriding 5% royalty. If and when issued, our rights in the Un-Issued Leases will be the same as our rights in the Issued Leases. We have assumed all obligations of Massimiliano Pozzoni under the Issued Leases from and after the date of purchase, including the obligation to timely pay all rentals due thereunder and shall assume similar obligations under the Un-issued Leases if and when issued. In connection with the acquisition, we have also assumed Massimiliano Pozzoni's obligation to drill or cause to be drilled, at our sole expense, within 5 years of November 28, 2005, a test well, to completion or abandonment, on at least one of ADL 390087, ADL 390722 or ADL 390723, to a bottomhole depth and location at least sufficient to test both the West Foreland and Hemlock Formations. Failure to drill the test well by November 27, 2010 to completion or abandonment will result in our forfeiture of leases ADL 390087, AL 390722, and ADL 390723. As a result of the lease acquisitions, we intend to discontinue our existing print brokerage and printing business.

The closing of the Agreement took place on January 27, 2006. Effective as of the closing, we delivered a certificate for 2,000,000 Shares to Massimiliano Pozzoni, appointed Massimiliano Pozzoni to our board of directors, accepted the resignation of Kevin Moe as an executive officer of our Company and appointed Massimiliano Pozzoni to the vacated executive officer positions including president, secretary, treasurer, CEO and CFO.

On February 27, 2006 (the "Mailing Date"), we mailed an Information Statement to our stockholders to advise them of corporate actions approved without a meeting by less than unanimous written consent of stockholders. These actions were the adoption of amendments to our Articles of Incorporation (the "Charter Amendments") to (i) change our name from Ameriprint International Ltd., to True North Energy Corporation and (ii) authorize 20,000,000 shares of blank check preferred stock, $0.0001 par value per share. The Charter Amendments require the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon. There are no dissenters' rights applicable to the Charter Amendments.

Our Board of Directors, by written consent on February 7, 2006, approved, and stockholders holding 6,950,000 (approximately 57.9%) of our outstanding common shares on February 7, 2006, have consented in writing to the Charter Amendments. In accordance with the regulations under the Securities Exchange Act of 1934, the Charter Amendments will not become effective until at least 20 days after the Mailing Date. Promptly following the expiration of this 20-day period, we intend to file an amendment to our Articles of Incorporation to effect the Charter Amendments.


ITEM 6.     EXHIBITS

(a)   Exhibits.

      31.1/31.2   Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                  Executive and Financial Officer
      32.1/32.2   Rule 1350 Certification of Chief Executive and Financial
                  Officer

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          AMERIPRINT INTERNATIONAL LTD.


Dated:  March 16, 2006                    By:   /s/ Massimiliano Pozzoni
                                                --------------------------------
                                                Massimiliano Pozzoni
                                                President, Chief Executive and
                                                Accounting Officer