Form 10KSB
period 2006-04-30
True North Energy CORP
filed 2006-08-14
CIK 1292521

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: April 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-51519

True North Energy Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	98-0434820
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Allen Center, 1200 Smith Street, 16th Floor, Houston, TX	77002
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number: (713) 353-3948

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

State issuer's revenues for its most recent fiscal year: $0

As of August 7, 2006, there were 62,000,000 shares of the issuer's common stock, par value $0.00001, issued and outstanding. Of these, 27,250,000 shares are held by non-affiliates of the issuer. The market value of securities held by non-affiliates is approximately $61,585,000 based on the closing price of $2.26 for the issuer's common stock on August 7, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act").
Not Applicable.

i

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Plan of Operation". You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include among others:

•	The risks associated with oil and gas exploration;
•	Our ability to raise capital to fund capital expenditures;
•	Our ability to find, acquire, market, develop and product new properties;
•	Oil and gas price volatility;
•	Uncertainties in the estimation of provided reserves and in the projection of future rates of production and timing of development expenditures;
•	Operating hazards attendant to the natural gas and oil business;
•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
•	Availability and cost of material and equipment;
•	Delays in anticipated start-up dates;
•	Actions or inactions of third-party operators of our properties;
•	Our ability to find and retain skilled personnel;
•	Regulatory developments;
•	Environmental risks; and
•	General economic conditions.

All references in this Form 10-KSB to the “Company”, “True North Energy”, “we”, “us” or “our” are to True North Energy Corporation. All references to share amounts in this Form 10-KSB give retroactive effect to a 5:1 forward stock split that was effected by the Company on April 18, 2006.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in Nevada in April 2004 under the name Ameriprint International Ltd. to engage in the business of providing printing and packaging solutions to entities of all sizes and to specialize in providing templated, low cost, quality printing of high volume, high turnover print materials. We conducted minimal operations in this area and discontinued these operations in January 2006.

On January 23, 2006 we acquired rights in State of Alaska Oil and Gas Leases ADL 389208, 389932, 390087, 390383, 390567, and 390572 (the “Issued Leases”) from Massimiliano Pozzoni pursuant to an Asset Purchase Agreement (the “Agreement”) among us, Massimiliano Pozzoni and Kevin Moe. We are presently working to have the leases registered in our name and expect to complete this process in the near future. Pursuant to the Agreement, we also acquired Massimiliano Pozzoni’s rights in State of Alaska Oil and Gas Leases ADL 390722, 390723 and 390745 (the “Un-Issued Leases”). In consideration of the sale of the Issued and Un-Issued Leases (collectively the “Leases”), we issued 10,000,000 shares of our restricted common stock (the “Shares”) to Massimiliano Pozzoni. The Issued Leases and Un-Issued Leases involve land in the Cook Inlet area of Alaska. The Un-Issued Leases have not been issued by the State of Alaska as of the date hereof but are expected to be issued in the near future. Upon issuance and payment of related bid amounts and rental fees, we will start the process of having the Un-Issued Leases assigned to us and registered in our name. Rental fees are due on a yearly basis. The Issued Leases are in full force and effect and are free and clear of any liens or encumbrances. They provide for a net revenue interest of 87.5% prior to an overriding 5% royalty. If and when assigned to us, our rights in the Un-Issued Leases will be the same as our rights in the Issued Leases. We have assumed all obligations of Massimiliano Pozzoni under the Issued Leases from and after the date of purchase, including the obligation to timely pay all rentals due thereunder and shall assume similar obligations under the Un-issued Leases if and when assigned. In connection with the acquisition, we have also assumed Massimiliano Pozzoni’s obligation to drill or cause to be drilled, at our sole expense, within 5 years of November 28, 2005, a test well, to completion or abandonment, on at least one of ADL 390087, ADL 390722 or ADL 390723, to a bottomhole depth and location at least sufficient to test both the West Foreland and Hemlock Formations. Failure to drill the test well by November 27, 2010 to completion or abandonment will result in our forfeiture of leases ADL 390087, AL 390722, and ADL 390723. The closing of the Agreement took place on January 27, 2006.

Effective May 9, 2006 we entered into a Purchase Agreement (the “Agreement”) whereby we acquired rights in State of Alaska Oil and Gas Leases ADL 390834, 390839, 390840 and 390841 (the “Un-Issued Leases”) from two unrelated persons (the “Sellers”). The Agreement was amended July 31, 2006 to extend certain timelines contained therein. The total purchase price for the Un-Issued Leases pursuant to the Agreement was $276,480 (the “Purchase Price”). The Un-Issued Leases cover an aggregate of approximately 10,000 acres of land, both onshore and offshore in the Beaufort Sea area on the North Slope of Alaska. The Sellers received a High Bidder Notice from the State of Alaska, Department of Natural Resources in or about June 26, 2006 with respect to the Un-Issued Leases and expect to receive an Award Notice on or before October 2006. Upon receipt of an Award Notice, the Sellers have 30 days within which to pay the remaining 80% of the bid amount for the Un-Issued Leases together with the first year annual rentals due thereon.

At such time that the Un-Issued Leases are issued to Sellers, Sellers shall own or otherwise have the right to assign and convey or cause to be assigned and conveyed the Un-Issued Leases, all of which shall be free and clear of any liens and encumbrances and provide for a net revenue interest to Sellers of not less than 83.33334% prior to reservation of a 5% overriding royalty which overriding royalty shall also apply to all renewals and extensions of the Un-Issued Leases.

Unless further extended pursuant to the terms of the Agreement, the closing of the transaction (the “Closing”) shall be held within three (3) business days after receipt by Sellers of the Award Notice with respect to the Un-Issued Leases from the Alaska Department of Natural Resources. Notwithstanding the foregoing or any other provision of the Agreement, as amended, if Closing does not occur by the close of business on December 31, 2006, Anchorage, Alaska time, the Agreement shall be null and void and we and Sellers shall have no further rights or obligations under the Agreement. Pursuant to the Agreement we have delivered the Purchase Price and an additional $10,240 (being an aggregate amount of $286,720) to an escrow account. At Closing $81,920 of the escrowed funds shall be used to pay to the State of Alaska all balances due on the Un-Issued Leases and $10,240 of the escrowed funds shall be used to pay to the State of Alaska the first year of rental payments due on the Un-Issued Leases.

Pursuant to the Agreement (i) we are required to assume all obligations of Sellers under the Un-Issued Leases for all periods from and after the date of the Agreement, including the obligation to timely pay all rentals thereafter due under such Un-Issued Leases; and (ii) we are required, at our sole cost and expense, to drill, cause to be drilled, or re-enter and drill, within five (5) years after the issuance by the Alaska Department of Natural Resources of the subject Un-Issued Leases, to completion or abandonment, a test well on each of the subject Un-Issued Leases to a bottomhole depth and location of at least four thousand feet (the “Test Wells”). Should we fail to timely drill or cause to be drilled a Test Well to completion or abandonment within five (5) years after the issuance of the Un-Issued Leases, we shall forfeit our interest in each of the Un-Issued Leases on which a Test Well has not been drilled, and shall promptly execute and deliver to Sellers an assignment of the aforementioned Un-Issued Lease or Leases free and clear of all liens and encumbrances except the overriding royalties created by the Agreement. Further, should we elect not to pay rentals on any of the Un-Issued Leases, then we shall notify Sellers in writing, by certified mail, not later than forty-five (45) days prior to a rental payment date, and shall promptly execute and deliver to Sellers an assignment of the applicable Un-Issued Lease or Leases free and clear of all liens and encumbrances except the overriding royalties created by the Agreement.

Effective June 7, 2006 we entered into oil and gas well participation agreements with Bayou City Exploration, Inc. ("Bayou City") whereby we agreed to participate with Bayou City in the drilling of a test well on each of three (3) oil and gas prospects including the Jaboncillo Windfall Prospect (“the Jaboncillo Windfall Prospect”) and Frost National Bank Deep Prospect (the “Frost National Bank Deep Prospect”), each located in Live Oak County Texas and the Zodiac II Prospect (the “Zodiac Prospect”) located in Jeff Davis and Calcasieu Parishes in Louisiana.

The agreement terms with respect to the two (2) Live Oak County Prospects (the "Live Oak Prospects") are that by participating in the drilling of a test well we will earn a 16.67% working interest in the Live Oak Prospects before payout and a 12.5% working interest after payout. “Payout” is defined as that point in time when there has been recovered from one hundred percent (100%) of production, less only royalties, overriding royalties and production taxes an amount of money equal to one hundred percent (100%) of the drilling, completing and operating costs (during the payout period) of the initial test well.

We have further agreed to pay 16.67% of all well costs to the initial casing point on the initial test well drilled on each Live Oak Prospect, to pay 16.67% of all well completion costs and to pay our proportionate share of the prospect costs including geological and geophysical costs, third party prospect fees, land brokerage costs, lease bonus and all other costs associated with the respective Live Oak Prospects. These prospect costs were $20,375 with regard to the Jaboncillo Windfall Prospect and $94,888 with regard to the Frost National Bank Deep Prospect, all of which have been paid.

The agreement terms with respect to the Zodiac Prospect are that we will earn a 25% working interest in the initial test well drilled on the Zodiac Prospect at such time as the test well has reached the objective depth. We have further agreed to pay 33.33% of well costs to the casing point on the test well drilled on the Zodiac Prospect, to pay 25% of all well completion costs and to pay our proportionate share of prospect costs including geological and geophysical costs, third party prospect fees, land brokerage costs, lease bonus and all other similar costs associated with the Zodiac Prospect. Our prospect costs with regard to the Zodiac Prospect are $267,056, which have not yet been paid.

The entire prospect costs for each prospect are fully refundable in the event the applicable agreement is rescinded by Bayou City for any reason or Bayou City fails to cause the initial test well to be drilled for any reason. Drilling has commenced on the Frost National Bank Deep Prospect. To date we have paid $132,000 in drilling costs related to the Frost National Bank Deep Prospect. Subject to rig availability and resolution of a land/lease issue, drilling is expected to commence on the Jaboncillo Windfall Prospect on or before January 31, 2007. Drilling had been expected to commence by August 1, 2006 but has been delayed due to an illegal lease trespass by a third party that the current lease owner is presently working to resolve. Subject to rig availability, drilling is expected to commence on the Zodiac Prospect on or before December 31, 2006.

All drilling and completion costs are due and payable to Bayou City on or before fifteen (15) days after receipt of an Authorization For Expenditure and invoice or invoices for such costs or any portion thereof. Under the respective agreements we also have the option, but not the obligation, to participate in the drilling of any subsequent wells drilled within the Live Oak Prospects area and the Zodiac Prospect area, by paying our proportionate share of the costs and expenses of drilling such well including the cost of completing such subsequent well and equipping the same for production.

On July 28, 2006 we entered into a participation agreement (the “Participation Agreement”) with Whitmar Exploration Company (“Whitmar”) respecting our participation in the drilling of a 13,000 foot test well to test the Yegua Sands on the Deweyville Prospect located in Newton County, Texas and Calcasieu Parish, Louisiana. Thereunder we are obligated to pay Whitmar, within 5 days of the date of the Participation Agreement $42,500 representing our proportionate share of leasehold costs and an additional $57,500 representing a deposit on our share of drilling costs for the test well. Our participation will involve a 10% working interest and 72% net revenue interest whereby we will pay 12.5% of drilling costs to the casing point and 10% of all costs after the casing point. Our estimated shares of such costs is $552,000 for drilling and, if applicable, $114,000 for completion. We are obligated to pay Whitmar, within 15 days of the date of the Participation Agreement, an additional $494,500 representing the balance of our share of estimated drilling costs. Under the agreement, we also have the right to participate in one additional well on the prospect on a proportionate basis.

Principal Products and Services

We are in the exploration stage and do not currently offer any products or services for sale. If, after exploration and drilling, we determine that there are commercial quantities of oil and natural gas on our properties, we plan to produce the oil and natural gas and sell it at the wellhead.

We need to raise a significant amount of money to pay for drilling, and if we cannot raise the money or find a drilling partner that can raise the money, we will not be able to drill and our business will fail. Even assuming that we obtain the necessary financing for drilling, if we do not discover and produce commercial quantities of oil and natural gas, we will not have any products or services to offer and our business could fail.

Competitive Business Conditions

The oil and natural gas industry is very competitive, particularly with respect to the acquisition of drilling rigs and oil and natural gas exploration services from independent contractors. Oil and natural gas prices are at a 10-year high. The prices of oil and natural gas are affected by continuous shifts in supply and demand. The demand for oil and natural gas is increasing and whether or not there will be adequate supplies is very uncertain. Numerous well-established companies are focusing significant resources on exploration. Notwithstanding this, we do not expect that the price of oil and natural gas will drop in the near future. These companies may be able to compete more effectively than we can. Due to these factors, we expect competition to intensify in the oil and natural gas industry in general and for the acquisition of drilling rigs and oil and natural gas exploration services from independent contractors.

In an effort to achieve operating efficiency, we intend to rely on independent contractors to assist in conducting our operations including the provisions of technical, geological, geophysical and financial reports on our leased properties. Because of the current high energy prices, lead times necessary to acquire drilling rigs or the services of independent contractors in the industry are high. As a result, we may not be able to compete successfully and competitive pressures may adversely affect our business, results of operations and financial condition.

Patents, Trademarks & Licenses

We do not own any patents, trademarks, copyrights or other forms of intellectual property.

Need For Governmental Approval And The Effects Of Regulations

We are presently subject to various laws and regulations of the United States, the States of Alaska, Texas and Louisiana and the municipalities in which we operate that govern the exploration, development and production of oil and natural gas. Our principal operations are expected to take place in Alaska. The Alaska Department of Natural Resources - Division of Oil and Gas and the Alaska Oil and Gas Conservation Commission determine most of the procedures and regulations that concern oil and gas exploration and production activities in the State of Alaska. We are also subject to regulation by, among others, the Alaska Department of Commerce, Community and Economic Development; the Alaska Department of Fish and Game; the U.S. Environmental Protection Agency; the U.S. Fish and Wildlife Service; and the U.S. Department of the Interior Bureau of Land Management. We will have to abide and follow the procedures established by the above entities. These procedures are generally designed to prevent pollution, to provide funds or procedures for cleaning up air pollution that cannot be prevented and generally to protect land, water, air, flora and fauna from unnecessary or undue damage or disturbance.

Research & Development

We have not performed any research and development since our inception. During the fiscal year ended April 30, 2006, we spent approximately $150,000 on geological and economical evaluations of our properties.

Employees

We have two employees consisting of John I. Folnovic, our President and Chief Executive Officer, and Massimiliano Pozzoni, our Secretary, Treasurer and Principal Financial Officer. Mr. Folnovic is employed on a full-time basis, and Mr. Pozzoni is employed on a part-time basis.

We intend to use several independent contractors on an as-needed basis to conduct our operating activities. Our management will select and hire these independent contractors and manage and evaluate their work performance. We intend to use various independent contractors to provide technical, geological, geophysical and financial reports on our properties.

There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory. We believe our relationship with our independent contractors is also satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

Properties

Our principal executive offices consists of a virtual office at 1200 Smith Street, 16th Floor, Houston, Texas 77002 that we utilize for certain administrative needs and under which we pay a monthly rental of $200 per month. At that location, we have access to conference / meeting facilities on an as needed basis. As of August 1, 2006 we sub-lease approximately 175 square feet of space at 1400 Woodloch Forest Drive, Suite 530, The Woodlands, Texas 77380 at a monthly cost of $850. We utilize this space for administrative needs as well including, but not limited to, our banking, oil and gas operations and public company filing requirements. The sub-lease is for a six month term and is renewable for additional six month terms.
We believe that our property is suitable for our current and projected needs.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.

We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our principal stockholder, pursuant to a signed written consent dated February 7, 2006 authorized and approved an amendment to our Articles of Incorporation to change our name from Ameriprint International Ltd. to True North Energy Corporation and to authorize 20,000,000 shares of blank check preferred stock. An Information Statement with respect to the foregoing was mailed to our stockholders on February 27, 2006.

No other matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND SMALL BUSINESS ISSUER
PURCHASES OF EQUITY SECURITIES

Market Information

"Bid" and "asked" offers for our common stock are listed on the Over-The-Counter Bulletin Board (the "OTCBB"). The trading symbol for our common stock was "AMPI" and was changed to "TNEN" in connection with our name change that took effect on March 28, 2006. Our common stock began trading on April 18, 2005.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

April 30, 2006	$1.05	$1.00
January 31, 2006	$0.22	$0.05
October 31, 2005	$0.05	$0.05
July 31, 2005	$0.05	$0.02
April 30, 2005	$0.02	$0.02

(1) All quotations prior to April 18, 2006 give retroactive effect to a 5-to-1 forward stock split which was effected on April 18, 2006.

As of August 7, 2006, we had approximately 13 shareholders of record of our common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

During the past three years, we have issued the following securities without registration under the Securities Act of 1933:

On July 27, 2006 we sold 650,000 units at a price of $1.00 per unit or $650,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $1.70 per share.

On May 9, 2006 we sold 1,250,000 units at a price of $0.80 per unit or $1,000,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $1.60 per share.

In March 2006 we sold 100,000 shares of our common stock at a price of $0.50 per share or $50,000 on an aggregate basis to one person in reliance on Regulation S of the Securities Act of 1933, as amended.

Effective January 27, 2006, we issued 10,000,000 shares of our restricted common stock to Massimiliano Pozzoni in consideration of our acquisition of certain State of Alaska Oil & Gas Leases, both issued and un-issued, from Mr. Pozzoni. The sale of the shares to Mr. Pozzoni was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

In April 2004 we issued 25,000,000 shares of our common stock to Kevin Moe in consideration of $50. The sale of the shares to Mr. Moe was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Securities Authorized For Issuance Under Equity Compensation Plans

We have no stock option or other equity compensation plans and have never had any such plans.

ITEM 6. PLAN OF OPERATION

We began operations as an oil and gas exploration and development company in January 2006. We are in the development stage as an oil and gas exploration company and are presently engaged in oil and gas activities in Texas, Louisiana and Alaska.

We had minimal operations and generated no revenues during the fiscal year ended
April 30, 2006. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully drill exploration and development wells and complete producing property acquisitions.

At the present time, we have no developed properties and no production.

In January 2006 and May 2006, we negotiated acquisition of oil and gas leases consisting of approximately 25,000 acres in the Cook Inlet basin, Alaska and approximately 10,000 acres in the North Slope basin, Alaska. We anticipate closing the related purchase and sale agreements and registering all the leases in our name by October of 2006. We will have a 100% working interest ownership in the Alaska leases, except to the extent we determine to sell off parts of our interests.

Our current business plan strategy is to develop these properties and any other prospects that we may acquire interests in. We intend to fund any additional lease acquisitions and any additional seismic costs needed to further define the prospects from existing working capital and additional financing. No assurance can be given that such additional financing will be available to us as and when needed or, if available, the terms on which it will be available.

We also intend to continue reviewing other potential acreage in Texas, Louisiana, Alaska and Canada. We will continue to review prospects generated by outside parties and if the economics fit into our business plan, participating in these projects. Our efforts currently are focused in on-shore Texas and Louisiana properties. Our current activities are concentrated in the Texas counties of Live Oak and Newton, and in Louisiana in Jefferson Davis and Calcasieu Parishes. At June 30, 2006, we have 12.5% working interests in a well in the Live Oak County Texas.

We plan to spend approximately $1,500,000 during 2006 and 2007 on exploration and development activities such as seismic data acquisition, additional lease acquisition, technical studies and participating in joint venture development and exploration drilling. We do not anticipate any drilling on our Alaska properties over the next twelve months. Our primary effort in Alaska will be to acquire additional seismic data, conduct additional technical evaluation of our Alaska leases and to find compatible partners by selling down our 100% working interest to reduce our risk level and financial exposure.

We will require financing to meet working capital costs, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs such as regulatory compliance, investor relations, advisory services, Internet/web-hosting, officer's salaries, director's fees, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $500,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

Oil and gas exploration requires significant outlays of capital and in many situations may offer a limited probability of success. We hope to enhance our chances for success by effectively using available technology, rigorously evaluating sub-surface data, and, to the extent possible, managing dry-hole and financial risks.

We intend to rely on synergistic partnering with sophisticated industry partners. The ideal partner would tend to be a regionally focused independent which has a large seismic database, a solid grasp on the play's history, and a lead in understanding technology to exploit the play. However, there is no assurance that we will be able to successfully negotiate any such partnering agreement or raise the necessary financing to invest in such a venture, or that any such venture will yield us any revenues or profits.

In addition, we are targeting selected, negotiated acquisitions of proved on-shore properties in the United States and Canada. Our management is biased toward acquisitions of long-lived reserves. We intend to target negotiated acquisitions and to avoid more competitive bidding situations that are the norm for the sale of assets.

We will face competition from firms that are well-established, successful, better capitalized and, in many instances, willing to pay more for properties than what we might consider prudent. Thus, our success will depend on the execution of our business model to

•	identify available transactions;
•	quickly evaluate which transactions are most promising; and
•	negotiate a creative transaction structure.

Presently we have one full-time and one part-time employee consisting of John I. Folnovic, our President and Chief Executive Officer, and Massimiliano Pozzoni, our Chief Financial Officer. We do not expect significant changes in the number of employees during the next twelve months.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Additionally, we intend to form an advisory board with experienced independent and unrelated industry veterans to assist us with corporate governance, compliance, deal flow, financing efforts and technical matters such as geoscience, drilling, engineering and risk management.

Business Strategy

Our goal is to create value for our stockholders through oil and gas exploration and development and the acquisition of proved properties.

Our business plan includes the following two principal objectives:

•	Engage in low to medium risk exploration and development of oil and gas reserves with sophisticated, industry-leading partners;

•	Acquisition of long-lived oil and natural gas reserves;

As we pursue these objectives, our business will be subject to all of the risks associated with a start-up company in the competitive and volatile oil and gas resources business.

Our strategy to achieve our goal and objectives includes:

•	Funding prospects developed by proven geoscientists;

•	Negotiated acquisitions of proved properties;

•	Maintaining tight control of general and administrative and geological and geophysical costs by keeping employee levels low and outsourcing as much of our activities as possible;

•	Using creative deal structures to access acreage, seismic data, prospects and capital; and

•	Using equity ownership incentives to align the interests of all our employees and management with that of our shareholders

Risk Factors

In addition to the other information set forth elsewhere in this Form 10-KSB, you should carefully consider the following risk factors when evaluating us. The trading price of our shares will be affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of our shares may decrease, resulting in a loss. The risk factors listed below are not all inclusive.

Risks Related To Our Business

We Are A Development Stage Company With A Limited Operating History In The Oil and Gas Business. Accordingly, You Will Have No Basis Upon Which To Evaluate Our Ability To Achieve Our Business Objectives.

We are a development stage company and have minimal oil and gas operations. We entered the oil and gas exploration and production business in January 2006 and have yet to achieve any operating revenue. As an oil and gas exploration and development company with a limited operating history, properties and related assets, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Strategic Relationships Upon Which We May Rely Are Subject To Change, Which May Diminish Our Ability To Conduct Our Operations.

Our ability to successfully acquire oil and gas businesses and properties, to discover reserves, to participate in extraction opportunities and to identify and enter into commercial arrangements with customers will depend on our developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable businesses and properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we expect to use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition In Obtaining Rights To Acquire And Develop Oil and Gas Reserves And To Market Our Production May Impair Our Business.

The oil and gas industry is highly competitive. Other oil and gas companies may seek to acquire property leases and other properties and services that we will seek to acquire. This competition has become increasingly intense as the price of oil and gas on the commodities markets has risen in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

The natural resource industry is highly competitive in all aspects, including the distribution and marketing of petroleum products. The oil and gas industry competes with other industries in the supply of energy, fuel, and related products to consumers. Development of new projects or expansion of existing operations could materially increase the supply of oil and gas in the marketplace. Depending upon the levels of future demand, increased supplies could negatively impact the prices obtained for oil and gas.

We May Be Unable To Obtain Additional Capital That We Will Require To Implement Our Business Plan, Which Would Restrict Our Ability To Grow.

We have a limited amount of working capital which will not be sufficient to fully fund our planned operations which includes participating in an increasing number of development and exploration projects. We will require additional capital to continue to operate our business beyond the initial phase and to expand our operations. We may be unable to obtain additional capital required.

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, we may be unable to fund our operations going forward.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a relatively new enterprise without a demonstrated operating history, the location of our oil and gas properties and the price of oil and gas on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. Further, if oil and gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to curtail or cease our operations. Further, we may be forced to sell certain of our assets in an untimely fashion or on less than favorable terms.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We May Not Be Able To Effectively Expand Operations Or Manage Our Growth, Which May Harm Our Profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our Business May Suffer If We Do Not Attract And Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team which we intend to expand in conjunction with our planned operations and growth. The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business. We do not presently maintain “key man” life insurance on any members of our management.

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic, market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

Risks Related To Our Industry

Losses And Liabilities Arising From Uninsured Or Under-Insured Hazards Could Have A Material Adverse Effect On Our Business.

Our proposed operations will be subject to the customary hazards of recovering, transporting and processing hydrocarbons, such as fires, explosions, gaseous leaks, migration of harmful substances, blowouts and oil spills. A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability. We have not made a determination as to the amount and type of insurance that we will carry. It cannot be assured that our insurance will be sufficient to cover any such casualty occurrences or disruptions. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our business, financial condition and results of operations.

Amendments To Current Laws And Regulations Governing Our Operations Could Have A Material Adverse Impact On Our Business.

Our business will be subject to substantial regulation under local and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil, gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas operations, could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the oil and gas industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and extraction. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

Estimates Of Oil Reserves That We Make May Be Inaccurate Which Could Have A Material Adverse Effect On Us

There are numerous uncertainties inherent in estimating quantities of oil and gas resources, including many factors beyond our control, and no assurance can be given that expected levels of resources or recovery of oil and gas will be realized. In general, estimates of recoverable oil and gas resources are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable quantities of oil and gas, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

Abandonment And Reclamation Costs Are Unknown And May be Substantial.

We will be responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of our properties and reclamation of lands at the end of their economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

Our Inability to Obtain Necessary Facilities Could Hamper Our Operations.

Oil and gas extraction and development activities are dependent on the availability of equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

We May Have Difficulty Distributing Our Production, Which Could Harm Our Financial Condition.

In order to sell the oil and gas that we are able to produce, we will have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our oil and gas production and may increase our expenses.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of oil and gas and in turn diminish our financial condition or ability to maintain our operations.

Prices And Markets For Oil Are Unpredictable And Tend To Fluctuate Significantly, Which Could Reduce Profitability, Growth And The Value Of Our Business.

Our revenues and earnings, if any, will be highly sensitive to the price of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include, without limitation, weather conditions, the condition of the U.S. and global economies, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war, or the threat of war, in oil and gas producing regions, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Significant changes in long-term price outlooks for oil and gas could have a material adverse effect on us.

Increases In Our Operating Expenses Will Impact Our Operating Results And Financial Condition.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the oil and gas that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

Penalties We May Incur Could Impair Our Business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Environmental Risks May Adversely Affect Our Business.

Oil and gas extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharges. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Challenges To Title To Our Properties May Impact Our Financial Condition.

Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.

If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.

RISKS RELATED TO OUR COMMON STOCK

There Has Been A Limited Trading Market For Our Common Stock Which May Impair Your Ability To Sell Your Shares.

There has been a limited trading market for our common stock since our inception. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other assets or companies by using common stock as consideration.

Our common stock is currently quoted on the NASD’s Over-the-Counter Bulletin Board under the symbol “TNEN.OB.” As indicated above, our common stock is not actively traded. As a result, investors may find it difficult to obtain accurate quotations of the price of our common stock. This severely limits the liquidity of the common stock, and would likely reduce the market price of the common stock and hamper our ability to raise additional capital.

The Market Price Of Our Common Stock Is Likely To Be Highly Volatile And Subject To Wide Fluctuations.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;

•	fluctuations in revenue from our oil and gas business as new reserves come to market;

•	changes in the market for oil and gas commodities and/or in the capital markets generally;

•	changes in the demand for oil and gas, including changes resulting from the introduction or expansion of alternative fuels;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting us, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements of technological innovations or new products available to the oil and gas industry;

•	announcements by relevant governments pertaining to incentives for alternative energy development programs; and

•	fluctuations in interest rates and the availability of capital in the capital markets.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our Operating Results May Fluctuate Significantly, And These Fluctuations May Cause Our Stock Price To Decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the coming to market of oil and gas reserves that we are able to develop, expenses that we incur, the price of oil and gas in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We Do Not Expect To Pay Dividends In The Foreseeable Future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

Applicable SEC Rules Governing The Trading Of “Penny Stocks” Will Limit The Trading And Liquidity Of Our Common Stock, Which May Affect The Trading Price Of Our Common Stock.

Our Common Stock is presently considered to be a “penny stock” and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

Going Concern

In its report dated July 28, 2006, our auditors, Williams & Webster, P.S., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the exploration stage and have had no revenues since inception. For the period from January 31, 2006 (Inception) to April 30, 2006, we recorded a net loss of $80,596. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING, AND FINANCIAL DISCLOSURE

Manning Elliott LLP, Chartered Accountants, was our principal independent accountant for the fiscal years ended April 30, 2005 and 2004. On March 2, 2006, they resigned and we engaged Williams & Webster, P.S., Certified Public Accountants, as our principal independent accountant for the fiscal year ending April 30, 2006. The resignation of Manning Elliott LLP and appointment of Williams & Webster, P.S. was approved by our board of directors.

The report of Manning Elliott LLP on our financial statements for the years ended April 30, 2005 and 2004 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle except that such report was modified to include an explanatory paragraph with respect to our ability, in light of our lack of revenues and history of losses, to continue as a going concern.

In connection with the audit for the fiscal years ended April 30, 2005 and 2004 and during the subsequent interim period through March 2, 2006, there were no disagreements between us and Manning Elliott LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Manning Elliott LLP to make reference to the subject matter of the disagreement in connection with their reports.

In connection with the audit of the fiscal years ended April 30, 2005 and 2004 and during the subsequent interim period through March 2, 2006, Manning Elliott LLP did not advise us that:

•	internal controls necessary for us to develop reliable financial statements did not exist;

•
information had come to their attention that led them to no longer be able to rely on our management’s representations or made them unwilling to be associated with the financial statements prepared by our management;

•
there was a need to expand significantly the scope of their audit, or that information had come to their attention during such time periods that if further investigated might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report; or

•
information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

Prior to the engagement of Williams & Webster, P.S. we had no consultations or discussions with Williams & Webster, P.S. regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered by them on or financial statements. Further, prior to their engagement, we received no oral or written advice from Williams & Webster, P.S. of any kind.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Officers’ Certifications

Appearing as exhibits to this Annual Report are "Certifications" of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of August 7, 2006, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

John I. Folnovic	Chief Executive Officer, President and Director	50	June 1, 2006

Massimiliano Pozzoni	Secretary, Treasurer, Chief Financial and Accounting Officer and Director	30	January 27, 2006

Certain biographical information of our directors and officers is set forth below.

John I. Folnovic

Mr. Folnovic has served as our President, Chief Executive Officer and as a Director since June 1, 2006. Mr. Folnovic is an engineer and a 25-year petroleum industry veteran; formerly Vice President and Chief Operating Officer of Dominion Energy Canada Ltd. and President and Chief Executive Officer of Sunmatrix Petroleum Corporation. Prior to that, Mr. Folnovic held senior leadership positions in BP Canada and Amoco Canada gas and oil business units. He has led multidisciplinary teams of geologists, geophysicists, engineers, operations and administration staff in managing oil and gas assets generating $300 million in revenue and an annual capital budget of $200 million. He played an instrumental role in managing the Company's heavy oil assets through the sale of the oil business unit from BP Canada to Canadian Natural Resources and Penn West Petroleum for $1.6 billion. Mr. Folnovic directed operations and a portfolio of assets that produced 60,000 boepd of oil and gas, including thermal heavy oil assets producing 30,000 bpd of bitumen. He was a recipient of the Chairman's Award for his work in implementing project management, risk analysis systems and portfolio management processes within Amoco Canada. He held numerous technical, business, and operational assignments throughout Northern Canada. From 2003 through May 2006, Mr. Folnovic was a Chief Executive Officer of Petrodell Energy Inc., a private oil and gas company based in Alberta, Canada. From 2000 to 2003 Mr. Folnovic served as a Managing Partner of the business consulting firm Myexecutive Inc. and was an acting CEO and a Director of Sunmatrix Petroleum Corporation from 2001 to 2003. From 1998 to 2000, Mr. Folnovic was a Vice President and the Chief Operating Officer of Dominion Energy Canada Ltd.

Massimiliano Pozzoni

Mr. Pozzoni has served as an executive officer of ours and as a Director since January 27, 2006. Mr. Pozzoni served as our sole executive officer from January 27, 2006 until June 1, 2006. From June 1, 2006 to the present, Mr. Pozzoni has served as our Secretary, Treasurer, and Chief Financial and Accounting Officer. From March 2004 to the present Mr. Pozzoni has served as an executive officer and as a Director for Falcon Natural Gas Corp., a U.S. public company engaged in oil and gas operations. From November 2003 to June 1, 2005, Mr. Pozzoni also served as the Chief Executive Officer and Director of Gulf Coast Oil & Gas Inc., formerly Otish Mountain Diamond Company, a public reporting company. From August 2003 to October 2003, Mr. Pozzoni was in negotiations for his position with Gulf Coast after receiving his MBA. From September 2001 to July 2003, Mr. Pozzoni attended London Business School on a full-time basis. From June 2002 to August 2002, Mr. Pozzoni worked as a Summer Associate at Lehman Brothers Inc. From July 2001 to August 2001, Mr. Pozzoni took time off prior to entering graduate school. From June 1998 to June 2001, Mr. Pozzoni worked as an engineer at Schlumberger Oilfield Services. Mr. Pozzoni received a Bachelor degree in International Business in 1998 from the University of Kansas and an MBA degree from the London Business School in 2003.

There are no family relationships among our executive officers and directors.

Employment Agreements

Effective June 1, 2006 we entered into an Executive Employment Agreement (the “Agreement”) with John Folnovic pursuant to which Mr. Folnovic is serving as our President and Chief Executive Officer. The Agreement has a one year term and is renewable for up to four additional one year terms upon the mutual written consent of the parties. In consideration of Mr. Folnovic’s serving as an executive officer, we are paying or providing Mr. Folnovic with (i) a base annual salary of $120,000; (ii) 1,000,000 shares of our restricted common stock to vest at the end of each one year term he serves under the Agreement up to a maximum aggregate of 5,000,000 shares; (iii) expense reimbursement; (iv) the right to participate in all health insurance and other employee benefit plans that we may adopt in the future; and (v) the right to participate in any incentive programs, stock option plans or bonus programs that we may implement in the future.

During the term of employment, in the event of a consolidation, merger, or other transaction involving a change in control, a sale of substantially all of our assets, or a liquidation, so much of the 5,000,000 shares issuable under the Agreement that have not been issued to Mr. Folnovic, shall vest and be issued to Mr. Folnovic.

The Agreement and the employment relationship created thereby, will terminate upon the death or disability of Mr. Folnovic, and may be terminated by us with or without cause or by Mr. Folnovic for good reason. In the event the Agreement is terminated by us without cause or by Mr. Folnovic for good reason, Mr. Folnovic will be entitled to receive, in addition to any accrued salary and stock rights, an amount equal to the greater of (i) 3 months salary or (ii) the remaining salary for the then current term.

Massimiliano Pozzoni is employed by us pursuant to a verbal arrangement under which we pay Mr. Pozzoni $10,000 per month and reimburse his reasonable business expenses.

Term Of Office

Our Directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders. The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and no revenues. Management does not believe that it would be in the best interests at this time to retain independent directors to sit on an audit committee. If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit committee and other committees.

Board of Directors

Our only directors are our two executive officers. We do not pay them for attending board meetings. They are reimbursed, however, for their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee, and one or more other committees but has not done so to date.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of copies of such reports, no person required to file such a report failed to file a required report with respect to the fiscal year covered by this report.

Code of Ethics

On August 1, 2006 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions as well as to our directors and employees. A copy of our Code of Ethics is being filed as an exhibit to this report. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o True North Energy Corporation at 2 Allen Center, 1200 Smith Street, 16th Floor, Houston, TC 77002.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended April 30, 2006 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended April 30, 2006 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended April 30, 2006 that received annual compensation during the fiscal year ended December 31, 2005 in excess of $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
							Awards		Payments
Name of Individual and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)		Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation

Kevin Moe (1)	2006	0	0	0	0		0	0	0
Chief Executive	2005	0	0	0	0		0	0	0
Officer	2004	0	0	0	25,000,000	(1)	0	0	0

Massimiliano
Pozzoni (2)	2006	$30,000	0	0	0		0	0	0
Chief Executive	2005	0	0	0	0		0	0	0
Officer	2004	0	0	0	0		0	0	0

(1) Kevin Moe served as our sole executive officer and director from our inception on April 7, 2004 until January 27, 2006 when he resigned his executive officer positions. Mr. Moe resigned as a director effective June 7, 2006. Mr. Moe received 25,000,000 shares of our restricted common stock in April 2004 in consideration of $50.

(2) Massimiliano Pozzoni served as our Chief Executive Officer from January 27, 2006 until June 1, 2006. He continues to serve as an executive officer and as a Director.

Options / SARs

No stock appreciation rights or stock options were granted to the named executive officers during the year ended April 30, 2006. We have no stock options or stock appreciation rights outstanding and have never issued any stock options or stock appreciation rights since our inception.

Long Term Incentive Plan Awards

We made no long-term incentive plan awards to the named executive officers during the fiscal year ended April 30, 2006.

Report on Repricing of Options / SARs

During the fiscal year ended April 30, 2006 we did not adjust or amend the exercise price of any stock options or SARs owned by the named executives.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 7, 2006 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Bank Sal Oppenheim jr. & Cie Uraniastrasse 28 8022 Zurich Switzerland	Common Stock, par value $0.0001 per share	4,000,000 Shares (Direct)(3)	6.25%

Massimiliano Pozzoni 2 Allen Center 1200 Smith Street 16th Floor Houston, TX 77002	Common Stock, par value $0.0001 per share	34,750,000 Shares (Direct)	56.1%

John Folnovic 2 Allen Center 1200 Smith Street 16th Floor Houston, TX 77002	Common Stock, par value $0.0001 per share	0 Shares	0%

All officers and directors as a group (2 persons)	Common Stock, par value $0.0001 per share	34,750,000 Shares	56.1%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 62,000,000 shares of common stock issued and outstanding on August 7, 2006.

(3)	Includes 2,000,000 shares underlying presently exercisable common stock purchase warrants.

Changes in Control

Not Applicable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2004 we issued 25,000,000 shares to Kevin Moe in connection with his founding of the Company. See Item 5. Recent Sales of Registered Securities.

Effective June 1, 2006 we entered into an Executive Employment Agreement with John Folnovic pursuant to which Mr. Folnovic is serving as our President and Chief Executive Officer. See Item 9. Employment Agreements.

Massimiliano Pozzoni is employed as our Secretary, Treasurer and Chief Financial Officer under a verbal month to month agreement. See Item 9. Employment Agreements.

Effective January 27, 2006 we issued 10,000,000 shares of our restricted common stock to Massimiliano Pozzoni in consideration of our acquisition of certain State of Alaska oil and gas leases from Mr. Pozzoni. See Item 5. Recent Sales of Registered Securities and Item 1. Description of Business.

We believe that all related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties.

ITEM 13. EXHIBITS

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation (1)

3.2	3.2	By-Laws (1)

3.3	Appendix A	Form of Certificate of Amendment of Articles of Incorporation (3)

10.1	10.1	Asset Purchase Agreement, dated January 23, 2006 among Registrant, Massimiliano Pozzoni and Kevin Moe (2)

10.2	10.2	Purchase Agreement dated as of May 9, 2006 between Registrant and Daniel K. Donkel and Samuel H. Cade (4)

10.3	10.1	Employment Agreement dated as of June 1, 2006 between Registrant and John Folnovic (5)

10.4	10.1	Participation Agreement effective as of June 7, 2006 between Registrant and Bayou City Exploration Inc. regarding the Frost National Bank Deep Prospect (6)

10.5	10.2	Participation Agreement effective as of June 7, 2006 between Registrant and Bayou City Exploration Inc. regarding the Windfall Prospect (6)

10.6	10.3	Participation Agreement effective as of June 7, 2006 between Registrant and Bayou City Exploration Inc. regarding the Zodiac II Prospect (6)

10.7	10.1	Participation Agreement effective as of July 28, 2006 between Registrant and Whitmar Exploration Company regarding the Deweyville Prospect (7)

10.8	10.2	Amendment to Purchase Agreement dated July 31, 2006 between Registrant and Daniel K. Donkel and Samuel H. Cade (7)

14		Code of Ethics

21		List of Subsidiaries of Registrant

31.1		Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Principal Executive Officer

31.2		Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Principal Financial Officer

32.1		Rule 1350 Certificate of Chief Executive Officer

32.2		Rule 1350 Certificate of Chief Financial Officer

(1)
Filed with the Securities and Exchange Commission on June 4, 2004 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-116169), which exhibits are incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on January 27, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated January 23, 2006, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on February 24, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Definitive Information Statement dated February 23, 2006, which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission on May 17, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated May 9, 2006, which exhibit is incorporated herein by reference.

(5)
Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated June 1, 2006, which exhibit is incorporated herein by reference.

(6)
Filed with the Securities and Exchange Commission on June 12, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated June 7, 2006, which exhibit is incorporated herein by reference.

(7)
Filed with the Securities and Exchange Commission on August 1, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated July 27, 2006, which exhibit is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended April 30, 2006 and 2005 are set forth in the table below:

Fee Category	Fiscal year ended April 30, 2006	Fiscal year ended April 30, 2005

Audit fees (1)	$9,000	$6,950
Audit-related fees (2)	4,704	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$13,704	$6,950

Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee. Our board of directors performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

TRUE NORTH ENERGY CORPORATION

Dated: August 10, 2006	By:	/s/ John I. Folnovic
John I. Folnovic, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of August, 2006.

/s/ John I. Folnovic
John I. Folnovic, President, Chief Executive Officer and Director

/s/ Massimiliano Pozzoni
Massimiliano Pozzoni, Vice President, Secretary, Treasurer, Chief Financial and Accounting Officer and Director

WILLIAMS & WEBSTER, P.S. LETTERHEAD

True North Energy Corporation
Houston, TX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of True North Energy Corporation (an exploration stage company formerly known as Ameriprint International Ltd.) as of April 30, 2006, and the related statement of operations, stockholders’ equity and cash flows for the year then ended and for the period from January 31, 2006 (inception of exploration stage) through April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of True North Energy Corporation as of April 30, 2005 were audited by other auditors whose report dated June 30, 2005 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of True North Energy Corporation (an exploration stage company) as of April 30, 2006 and the results of its operations, stockholders’ equity and its cash flows for the year and short period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses, minimal cash, and absence of revenue raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 9, 2006

TRUE NORTH ENERGY CORPORATION
(A Exploration Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$37,223	$-
Prepaid expense	-	-
Total Current Assets	37,223	-

OTHER ASSETS
Website development, net of accumulated amortization	4,817	7,226
Unproven oil & gas properties, using successful efforts accounting	373,775	-
Total Other Assets	378,592	7,226

ASSETS FROM DISCONTINUED OPERATIONS	-	34,756

TOTAL ASSETS	$415,815	$41,982

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,077	$-
Accrued liabilities	-	-
Related party payable	20	-
Deposits on stock purchase	50,000	-
Total Current Liabilities	66,097	-

LIABILITIES FROM DISCONTINUED OPERATIONS	15,000	33,776

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, 0 and 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares
authorized, 60,100,000 and 50,000,000 shares issued
and outstanding, respectively	6,010	5,000
Additional paid-in capital	481,654	34,944
Pre-exploration stage accumulated deficit	(72,350)	(31,738)
Accumulated deficit during exploration stage	(80,596)	-
Total Stockholders' Equity	334,718	8,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$415,815	$41,982

The accompanying notes are an integral part of these financial statements.

TRUE NORTH ENERGY CORPORATION
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS

			From January 31, 2006
	Year Ended	Year Ended	(Inception of
	April 30,	April 30,	exploration stage) to
	2006	2005	April 30, 2006

REVENUES	$-	$-	$-

OPERATING EXPENSES
Accounting and audit	5,350	-	5,350
Amortization	602	-	602
Consulting	5,000	-	5,000
Legal fees	37,981	-	37,981
General and administrative	11,163	-	11,163
Office and rent	500	-	500
Officers and directors fees	20,000	-	20,000
TOTAL OPERATING EXPENSES	80,596	-	80,596

LOSS FROM OPERATIONS	(80,596)	-	(80,596)

NET LOSS FROM CONTINUING OPERATIONS	(80,596)	-	(80,596)

INCOME TAX EXPENSE	-	-	-

ALLOCATION OF NET LOSS TO DISCONTINUED
OPERATIONS NET OF INCOME TAX	(40,612)	(12,988)	-

NET LOSS	$(121,208)	$(12,988)	$(80,596)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	10,666,667	6,301,000

The accompanying notes are an integral part of these financial statements.

TRUE NORTH ENERGY CORPORATION
(A Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, April 7, 2004	-	$-	$-	$-	$-

Issuance of common stock for cash
at $0.000002 per share	25,000,000	2,500	(2,450)	-	50

Net loss for the period	-	-	-	(18,750)	(18,750)

Balance, April 31, 2004	25,000,000	2,500	(2,450)	(18,750)	(18,700)

Issuance of common stock for cash
at $.002 per share	25,000,000	2,500	47,500	-	50,000

Stock issuance costs	-	-	(10,106)	-	(10,106)

Net loss for the year ended,
April 30, 2005	-	-	-	(12,988)	(12,988)

Balance, April 30, 2005	50,000,000	5,000	34,944	(31,738)	8,206

Issuance of common stock for oil
and gas lease at $ 0.037 per share	10,000,000	1,000	372,775	-	373,775

Issuance of common stock for cash
at $0.50 per share	100,000	10	49,990	-	50,000

Contribution of capital	-	-	23,945	-	23,945

Net loss for the year ended
April 30, 2006	-	-	-	(121,208)	(121,208)

Balance, April 30, 2006	60,100,000	$6,010	$481,654	$(152,946)	$334,718

The accompanying notes are an integral part of these financial statements.

TRUE NORTH ENERGY CORPORATION
(A Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			From
			January 31, 2006
			(Inception of
			exploration stage)
	Year Ended		to
	April 30,		April 30, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,208)	$(12,988)	$(121,208)
Discontinued operations	40,603	47,390	40,603
Net loss from continuing operations	(80,605)	34,402	(80,605)

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Amortization	602	-	602
Decrease (increase) in:			-
Prepaid expense	-	-	-
Increase (decrease) in:			-
Accounts payable	16,021	-	16,021
Accrued liabilities	-	-	-
Deposits payable	50,000	-	50,000
Related party payable	20	-	20
Increase (decrease) from discontinued operations	(33,346)	-	(33,346)
Net cash provided (used) by operating activities	(47,308)	34,402	(47,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided (used) by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,000	-	50,000
Net cash provided (used) by financing activities	50,000	-	50,000

Net increase in cash and cash equivalents	2,692	34,402	2,692

Cash, beginning of period	34,531	129	34,531

Cash, end of period	$37,223	$34,531	$37,223
-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for oil and gas leases	$373,775	$-	$373,775
Contribution of capital, via forgiveness of debt through discontinued operations	$23,945	$-	$23,945

The accompanying notes are an integral part of these financial statements.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

Ameriprint International, Ltd. ("the Company") was incorporated in the State of Nevada on April 7, 2004. The Company's principal operations, which consisted of printing, advertising and graphic design services, were minimal and discontinued in January 2006. At January 31, 2006, the Company underwent a change of control and its focus changed to oil and gas exploration and development. Effective March 28, 2006, the Company changed the name of the corporation from Ameriprint International, Ltd. to True North Energy Corporation. (See Note 3 and 4.)

The Company's year-end is April 30. The Company's principal office is located in Houston, Texas. The Company’s core business is to explore, develop, produce and acquire natural gas and oil properties. The Company is engaged in oil and gas exploration activities in Texas, Louisiana and Alaska.

The Company is in the exploration stage as a natural gas exploration company and, as such, has not realized any revenues from its planned operations. The Company currently has no developed properties and no production.

The Company’s ability to develop and maintain a meaningful level of revenues from operations is dependent on the Company’s ability to secure appropriate level of financing and to successfully drill exploration and development wells and complete producing property acquisitions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Method
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is April 30.

Basic and Diluted Loss per Share
The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" (hereinafter “SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Comprehensive Loss
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Going Concern
These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at April 30, 2006, the Company had no revenues, had negative working capital, and had accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Income Taxes
Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Long-lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Oil and Gas Properties
The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proven property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proven property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any unrecorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

Stock Split
The Company’s board of directors authorized on April 18, 2006 a 5 for 1 stock split of its $0.0001 par value common stock. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the stock split

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - CHANGE OF CONTROL AND NAME CHANGE

On January 11, 2006, the sole officer and director sold 24,750,000 shares of the Company’s common stock to an outside party. Prior to the sale, the sole officer and director owned 25,000,000 shares of common stock or 50% of our total outstanding shares and the outside party did not own any shares of our common stock. After the sale, the sole officer and director owns less than 1% of the total outstanding shares and the outside party owns 24,750,000 shares of the Company’s common stock or 49.50% of the Company’s total outstanding shares. The outside party paid the sole officer and director $99,000 for the 24,750,000 shares of common stock.

As of January 27, 2006, the outside party was appointed to our board of directors, accepted the resignation of the sole officer and director and appointed the outside party to the vacated executive officer positions including president, secretary, treasurer, CEO and CFO.

Effective March 28, 2006, the Company changed the name of the corporation from Ameriprint International, Ltd. to True North Energy Corporation, and changed the par value of common shares from $0.00001 to $0.0001. All references in the accompanying financial statements to the value of common shares outstanding and per share amounts have been restated to reflect the change in par value. (See Note 4).

NOTE 4 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001. As of April 30, 2006 and 2005, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in April 7, 2004, the Company issued 25,000,000 shares of common stock for a total of $50 cash.

During the year ended April 30, 2005, the Company issued 25,000,000 shares of common stock for a total of $50,000 cash.

During the year ended April 30, 2006, the Company issued 10,100,000 shares of common stock for $373,775 in oil and gas leases, and $50,000 cash.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - CONTRIBUTION OF CAPITAL

During the year ended April 30, 2006, certain Company shareholders elected to forgive $23,945 of unsecured, non-interest bearing debt. The aggregate amount of the shareholder forgiveness has been recorded as a contribution of capital on the Company's statement of stockholders' equity.

NOTE 6 - OIL AND GAS LEASES

On January 23, 2005, the Company acquired rights from a shareholder in the State of Alaska pursuant to an asset purchase agreement (the “Agreement”). Pursuant to the Agreement, the Company also acquired rights, from the same shareholder, in unissued State of Alaska oil and gas leases. In consideration of the sale of the issued and unissued leases, the Company issued 10,000,000 shares of its restricted common stock. The unissued leases have not been issued by the State of Alaska as of the date hereof but are expected to be issued in the future. No assurance can be given however, that this will prove to be the case. The issued leases are in full force and effect and are free and clear of any liens or encumbrances. They provide for a net revenue interest of 87.5% prior to an overriding 5% royalty. If and when issued, the Company’s rights in the unissued leases will be the same as the Company’s rights in the issued leases. The Company has assumed all obligations under the issued leases from and after the date of purchase, including the obligation to timely pay all rentals due thereunder and shall assume similar obligations under the unissued leases if and when issued. In connection with the acquisition, the Company also assumed the obligation to drill or cause to be drilled, at its sole expense, within 5 years of November 28, 2005, a test well, to completion or abandonment, on at least one of the leases, to a bottomhole depth and location at least sufficient to test both the West Foreland and Hemlock Formation. Failure to drill the test well by November 27, 2010 to completion or abandonment will result in the Company’s forfeiture of leases.

NOTE 7 - RELATED PARTY TRANSACTIONS

The balance due to the former president of the Company of $15,000 and $23,655 on April 30, 2006 and 2005, respectively, is unsecured, non-interest bearing and due on demand. These amounts are included in liabilities from discontinued operations.

See Note 6 for additional related party transactions.

NOTE 8 - DISCONTINUED OPERATIONS

During the period ended April 30, 2006, the Company elected to discontinue the operations of Ameriprint International, Ltd. and recorded costs associated from discontinued operations of $40,603. In addition, the Company reclassified the April 30, 2005 balance sheet to reflect $34,756 of assets and $33,776 of liabilities from the discontinued operation.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

The assets and liabilities attributed to discontinued operations were as follows:
April 30, 2005
Cash	$34,531
Prepaid expense	225
Total assets from discontinued operations	$34,756

Accounts payable	$2,000
Accrued liabilities	8,121
Accounts payable - related party	23,655
Total liabilities from discontinued operations	$33,776

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002. The Company’s financial position and results of operations have not been affected by adopting SFAS No. 146.

NOTE 9 - INCOME TAXES

At April 30, 2006, the Company had deferred tax assets of $52,000 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was recorded at April 30, 2006 and 2005. The significant components of the deferred tax assets at April 30, 2006 and April 30, 2005 were as follows:

	April 30, 2006	April 30, 2005

Net operating loss carryforward	$152,946	$31,738

Deferred tax asset	$52,000	$10,791
Deferred tax asset valuation allowance	(52,000)	(10,791)
Net deferred tax asset	$-	$-

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

At April 30, 2006, the Company has net operating loss carryforwards of approximately $153,000 which expire in the years 2021 through 2026. The change in the allowance account from April 30, 2005 to April 30, 2006 was an increase of $41,209, due to the increase in net operating losses.

During 2006, the Company’s changes in ownership could be regarded as a control change under the Internal Revenue Code (IRC). Under IRC Section 382, a control change will limit the utilization of the net operating losses. The Company has not determined the effects of any limitations on the value of net operating losses or any tax credits outstanding prior to the control change. In addition, any future control change may further limit the extent to which the net operating loss carryforwards can be used to offset future taxable income.

NOTE 10 - SUBSEQUENT EVENTS

On May 9, 2006, the Company sold 1,250,000 units at a price of $0.80 per unit or $1,000,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of the Company’s common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $1.60 per share.

Effective May 9, 2006, the Company entered into a purchase agreement and acquired rights in State of Alaska oil and gas leases ADL 390834, 390839, 390840 and 390841 from two unrelated persons. The total purchase price for the unissued leases pursuant to the agreement is $276,480. The unissued leases cover an aggregate of approximately 10,000 acres of land on the North Slope of Alaska. Pursuant to the agreement, the Company has delivered an aggregate amount of $286,720 to an escrow account. At closing, $81,920 of the escrowed funds shall be used to pay to the State of Alaska all balances due on the unissued leases and $10,240 of the escrowed funds shall be used to pay to the State of Alaska the first year of rental payments due on the unissued leases.

Effective June 1, the Company’s president and chief executive officer resigned. On the same date, an outside party was appointed to those positions and was also appointed as a director.

Effective June 7, 2006, the Company entered into oil and gas well participation agreements with Bayou City Exploration, Inc. whereby the Company agreed to participate in the drilling of a test well on each of three oil and gas prospects including the Jaboncillo Windfall Prospect and Frost National Bank Deep Prospect, each located in Live Oak County Texas and the Zodiac II Prospect located in Jeff Davis and Calcasieu Parishes in Louisiana.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

On July 27, 2006, the Company sold 650,000 common shares at a price of $1.00 per share. Each common share consists of one share of common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $1.70 per share.

On July 28, 2006, the Company entered into a participation agreement with Whitmar Exploration Company with respect to the drilling of a 13,000 foot test well to test the Yegua Sands on the Deweyville Prospect located in Newton County, Texas and Calcasieu Parish, Louisiana.