Form 10QSB
period 2006-07-31
True North Energy CORP
filed 2006-09-14
CIK 1292521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 000-51519

TRUE NORTH ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-043482
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Allen Center, 1200 Smith Street, 16th Floor Houston, Texas 77002
(Address of principal executive offices)

(713) 353-3948
(Registrant’s telephone number, including area code)

(Former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☐  No ☒

As of August 24, 2006, there were 62,350,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TRUE NORTH ENERGY CORPORATION
JULY 31, 2006 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Plan of Operation	14

Item 3.	Controls and Procedures	16

	PART II - OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	16

Item 6.	Exhibits	17

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 discusses financial projections, information or expectations about our products, markets, revenues, or anticipated results, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Plan of Operation". You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE
Balance Sheets as at July 31, 2006 (Unaudited) and
April 30, 2006 (Audited)	5

Statements of Operations for the three months
ended July 31, 2006 and 2005 (Unaudited) and for
the period from April 7, 2004 (inception)
to July 31, 2006 (Unaudited)	6

Statements of Cash Flows for the three months
ended July 31, 2006 and 2005 (Unaudited) and for
the period from April 7, 2004 (inception)
to July 31, 2006 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

TRUE NORTH ENERGY CORPORATION
(A Exploration Stage Company)
BALANCE SHEETS (unaudited)

	July 31,	April 30,
	2006	2006

ASSETS

CURRENT ASSETS
Cash	$161,946	$37,223
Accounts Receivable	500,000	-
Total Current Assets	661,946	37,223

OTHER ASSETS
Website development, net of accumulated amortization	16,438	4,817
Unproven oil & gas properties, using successful efforts accounting	1,086,261	373,775
Total Other Assets	1,102,699	378,592

ASSETS FROM DISCONTINUED OPERATIONS	-	-

TOTAL ASSETS	$1,764,645	$415,815

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilites	$9,535	$16,097
Deposits on stock purchase	-	50,000
Total Current Liabilities	9,535	66,097

LIABILITIES FROM DISCONTINUED OPERATIONS	15,000	15,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, 0 and 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares
authorized, 62,000,000 and 60,100,000 shares issued
and outstanding, respectively	6,200	6,010
Additional paid-in capital	2,181,464	481,654
Pre-exploration stage accumulated deficit	(72,350)	(72,350)
Accumulated deficit during exploration stage	(375,204)	(80,596)
Total Stockholders' Equity	1,740,110	334,718

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,764,645	$415,815

See accompanying notes to financial statements

TRUE NORTH ENERGY CORPORATION
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended	Three Months Ended	From April 7, 2004
	July	July	(Inception) to
	2006	2005	July 31, 2006

REVENUES	$-	$336	$-

OPERATING EXPENSES
Geological and Geophysical costs	101,605	-	101,605
General and administrative	74,896	1,694	86,559
Investor Relations	60,739	-	60,739
Officers and directors fees	41,463	-	61,463
Legal and Professional Fees	17,734	12,100	66,065
Amortization	951	602	1,553
TOTAL OPERATING EXPENSES	297,388	14,396	377,984

Other Income
Interest Income	2,780	-	2,780

NET LOSS	$(294,608)	$(14,060)	(375,204)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	61,255,978	10,000,000

See accompanying notes to financial statements

TRUE NORTH ENERGY CORPORATION
(A Exploration Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)

			From
			April 7, 2004
	Three months Ended		(Inception) to
	July 31,		July 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(294,608)	$(14,060)	$(415,816)
Discontinued operations	-		40,603
Net loss from continuing operations	(294,608)	(14,060)	(375,213)

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Amortization	951	602	1,553
Increase (decrease) in:			-
Accounts payable	(6,562)	(2,000)	9,479
Accrued liabilities	-	(2,521)	-
Liability from discontinued operations	-	-	(33,346)
Net cash provided (used) by operating activities	(300,219)	(17,979)	(397,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Oil & Gas Property	(712,486)	-	(712,486)
Website Development	(12,572)	-	(12,572)
Net cash provided (used by investing activites)	(725,058)	-	(725,058)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,150,000	-	1,250,000
Net cash provided (used) by financing activities	1,150,000	162	1,250,000

Net increase in cash and cash equivalents	124,723	(17,817)	127,415

Cash, beginning of period	37,223	34,531	34,531

Cash, end of period	$161,946	$16,714	$161,946
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:	$-	$-	$-

See accompanying notes to financial statements

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

The accompanying unaudited interim financial statements of True North Energy Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in True North Energy Corporation’s Annual Report filed with the SEC on Form.10-KSB In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal April 30, 2006 as reported in the Form 10-KSB have been omitted.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies True North Energy Corporation will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of True North Energy Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of True North Energy Corporation to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at April 30, 2006, True North Energy Corporation had no revenues, had negative working capital, and had accumulated losses since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should True North Energy Corporation be unable to continue as a going concern. These factors raise substantial doubt regarding True North Energy Corporation’s ability to continue as a going concern.

NOTE 3 – CAPITAL STOCK

On May 9, 2006, True North Energy Corporation sold 1,250,000 units at a price of $0.80 per unit or $1,000,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of True North Energy Corporation’s common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $1.60 per share. The relative fair value of the common stock is $618,232 and the relative fair vale of the warrants is $381,768.

On May 9, 2006, True North Energy Corporation entered into a purchase agreement (the “Agreement”) and acquired rights in State of Alaska oil and gas leases ADL 390834, 390839, 390840 and 390841 (the “Un-Issued Leases”) from two unrelated persons (the “Sellers”). The total purchase price for the Un-Issued Leases pursuant to the Agreement is $276,480 (the “Purchase Price”). The Un-Issued Leases cover an aggregate of approximately 10,000 acres of land on the North Slope of Alaska. The Sellers are reported to have submitted the winning bids for the unissued leases but as of the date of the agreement, the State of Alaska, Department of Natural Resources, has not issued a high bidder notice or an award notice to the Sellers. Upon receipt of an award notice, the Sellers have 30 days within which to pay the remaining 80% of the bid amount for the Un-Issued Leases together with the first year annual rentals due thereon. It is not presently known when or if the Un-Issued Leases will be issued to Sellers.

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

Pursuant to the Agreement, True North Energy Corporation has delivered an aggregate amount of $286,720 to an escrow account. At closing, $81,920 of the escrowed funds shall be used to pay to the State of Alaska all balances due on the Un-Issued Leases and $10,240 of the escrowed funds shall be used to pay to the State of Alaska the first year of rental payments due on the Un-Issued Leases.

On June 7, 2006, True North Energy Corporation entered into oil and gas well participation agreements with Bayou City Exploration, Inc. ("Bayou City") whereby True North Energy Corporation agreed to participate with Bayou City in the drilling of a test well on each of three oil and gas prospects including the Jaboncillo Windfall Prospect and Frost National Bank Deep Prospect, each located in Live Oak County Texas and the Zodiac II Prospect located in Jeff Davis and Calcasieu Parishes in Louisiana.

On July 27, 2006 True North Energy Corporation agreed to sell 650,000 units at a price of $1.00 per unit or $650,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $1.70 per share. The relative fair value of the common stock is $381,246 and the relative fair vale of the warrants is $268,754. Of the total proceeds, $150,000 was received on July 31, 2006, and $500,000 was received on August 30, 2006.

On July 28, 2006, True North Energy Corporation entered into a participation agreement with Whitmar Exploration Company (“Whitmar”) respecting our participation in the drilling of a 13,000 foot test well to test the Yegua Sands on the Deweyville Prospect located in Newton County, Texas and Calcasieu Parish, Louisiana.

Please see Note 6 - SUBSEQUENT EVENTS, regarding all capital stock transactions that occurred after July 31, 2006.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – OIL AND GAS LEASES

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

In connection with the acquisition, we have also assumed obligation to drill or cause to be drilled, at our sole expense, within 5 years of November 28, 2005, a test well, to completion or abandonment, on at least one of ADL 390087, ADL 390722 or ADL 390723, to a bottomhole depth and location at least sufficient to test both the West Foreland and Hemlock Formations. Failure to drill the test well by November 27, 2010 to completion or abandonment will result in our forfeiture of leases ADL 390087, AL 390722, and ADL 390723. The closing of the Agreement took place on January 27, 2006.

On May 9, 2006 we entered into a Purchase Agreement (the “Agreement”) whereby we acquired rights in State of Alaska Oil and Gas Leases ADL 390834, 390839, 390840 and 390841 (the “Un-Issued Leases”) from two unrelated persons (the “Sellers”). The Agreement was amended July 31, 2006 to extend certain timelines contained therein. The total purchase price for the Un-Issued Leases pursuant to the Agreement was $276,480 (the “Purchase Price”). The Un-Issued Leases cover an aggregate of approximately 10,000 acres of land, both onshore and offshore in the Beaufort Sea area on the North Slope of Alaska. The Sellers received a High Bidder Notice from the State of Alaska, Department of Natural Resources in or about June 26, 2006 with respect to the Un-Issued Leases and expect to receive an Award Notice on or before October 2006.

If the closing of the transaction does not occur by the close of business on December 31, 2006, Anchorage, Alaska time, the Agreement shall be null and void and we and Sellers shall have no further rights or obligations under the Agreement. Pursuant to the Agreement we have delivered the Purchase Price and an additional $10,240 (being an aggregate amount of $286,720) to an escrow account. At Closing $81,920 of the escrowed funds shall be used to pay to the State of Alaska all balances due on the Un-Issued Leases and $10,240 of the escrowed funds shall be used to pay to the State of Alaska the first year of rental payments due on the Un-Issued Leases.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

On June 7, 2006 we entered into oil and gas well participation agreements with Bayou City Exploration, Inc. ("Bayou City") whereby we agreed to participate with Bayou City in the drilling of a test well on each of three (3) oil and gas prospects including the Jaboncillo Windfall Prospect (“the Jaboncillo Windfall Prospect”) and Frost National Bank Deep Prospect (the “Frost National Bank Deep Prospect”), each located in Live Oak County Texas and the Zodiac II Prospect (the “Zodiac Prospect”) located in Jeff Davis and Calcasieu Parishes in Louisiana.

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

The agreement terms with respect to the Zodiac Prospect are that we will earn a 25% working interest in the initial test well drilled on the Zodiac Prospect at such time as the test well has reached the objective depth. We have further agreed to pay 33.33% of well costs to the casing point on the test well drilled on the Zodiac Prospect, to pay 25% of all well completion costs and to pay our proportionate share of prospect costs including geological and geophysical costs, third party prospect fees, land brokerage costs, lease bonus and all other similar costs associated with the Zodiac Prospect. Our prospect costs with regard to the Zodiac Prospect are $267,056, which have not yet been paid, and the drilling services have not yet been performed.

The entire prospect costs for each prospect are fully refundable in the event the applicable agreement is rescinded by Bayou City for any reason or Bayou City fails to cause the initial test well to be drilled for any reason.

Drilling has been completed on the Frost National Bank Deep Prospect. To date we have paid $132,000 in drilling costs and $226,000 in completion costs related to the Frost National Bank Deep Prospect. The well was completed and fracture stimulated. During the initial production tests, the well produced gas in excess of 1 million cubic feet of gas per day and approximately 1,000 barrels of water per day. The well is currently being evaluated to determine if the well is commercial and capable of economic gas production. Determining factors in the evaluation will be the estimate of recoverable reserves, sustainability of gas flow rates and an economic disposal of produced water.

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

On July 28, 2006 we entered into a participation agreement (the “Participation Agreement”) with Whitmar Exploration Company (“Whitmar”) respecting our participation in the drilling of a 13,000 foot test well to test the Yegua Sands on the Deweyville Prospect located in Newton County, Texas and Calcasieu Parish, Louisiana. Thereunder we paid Whitmar, within 5 days of the date of the Participation Agreement $42,500 representing our proportionate share of leasehold costs and an additional $57,500 representing a deposit on our share of drilling costs for the test well. Our participation will involve a 10% working interest and 72% net revenue interest whereby we will pay 12.5% of drilling costs to the casing point and 10% of all costs after the casing point. Our estimated shares of such costs is $552,000 for drilling and, if applicable, $114,000 for completion. We paid Whitmar, within 15 days of the date of the Participation Agreement, an additional $494,500 representing the balance of our share of estimated drilling costs. Under the agreement, we also have the right to participate in one additional well on the prospect on a proportionate basis. The services had not been performed, and the costs were not incurred and capitalized, as of July 31, 2006.

As of September 13, 2006, the test well has reached the target drill depth of 13,000 feet. The well was logged and was deemed non-commercial. The operator will plug and abandon the well. We will recognize a charge to Dry Hole Costs during the quarter ended October 31, 2006.

NOTE 5– RELATED PARTY TRANSACTIONS

True North Energy Corporation had a balance due to our former president of $15,000 on April 30, 2006. The debt was unsecured, non-interest bearing and due on demand.

True North Energy Corporation repaid the outstanding balance of $15,000 due to our former president on August 27, 2006.

NOTE 6 – SUBSEQUENT EVENTS

On August 11, 2006 True North Energy Corporation sold 350,000 units at a price of $1.00 per unit or $350,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $1.70 per share. The relative fair value of the common stock is $198,147 and the relative fair vale of the warrants is $151,853.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

On August 27, 2006 True North Energy Corporation agreed to sell 555,555 units at a price of approximately $3.60 per unit or $2,000,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $5.00 per share. Of the total proceeds, $500,000 was received on August 30, 2006 and $1,500,000 has yet to be received. The relative fair value of the common stock is $1,198,496 and the relative fair vale of the warrants is $801,504.

ITEM 2. PLAN OF OPERATION

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

At July 31, 2006, we have a 12.5% working interest in a well in Live Oak County Texas. The well, McLean #1 Well was completed and fracture stimulated. During the initial production tests, the well produced gas in excess of 1 million cubic feet of gas per day and approximately 1,000 barrels of water per day. The well is currently being evaluated to determine if the well is commercial and capable of economic gas production. Determining factors in the evaluation will be the estimate of recoverable reserves, sustainability of gas flow rates and an economic disposal of produced water.

As of September 13, 2006 our second prospect, Hankamer #1 Well at Deweyville in the Newton County Texas has reached projected drilling depth of 13,000 feet. The well was drilled to test the productivity of Yegua Sands. The well has been logged and deemed to be non-commercial. The operator will plug and abandon the well. We had a 10.0% working interest in the prospect earned by paying a 12.5% of the well drilling cost. All costs incurred by us with respect to this well were incurred after the period covered by this report.

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

We will require financing to meet working capital costs, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs such as regulatory compliance, investor relations, advisory services, Internet/web-hosting, officer's salaries, director's fees, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $750,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

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

Presently our staff consists of our two executive officers. We expect to be expanding the executive leadership of the Company during the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management consisting of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 27, 2006 we agreed to sell 555,555 units at a price of approximately $3.60 per unit or $2,000,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $5.00 per share. Of the total proceeds, $500,000 was received on August 30, 2006 and $1,500,000 has yet to be received.

On August 11, 2006 we sold 350,000 units at a price of $1.00 per unit or $350,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $1.70 per share.

On July 27, 2006 we agreed to sell 650,000 units at a price of $1.00 per unit or $650,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $1.70 per share. Of the total proceeds, $150,000 was received on July 31, 2006, and $500,000 was received on August 30, 2006.

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

ITEM 6. EXHIBITS

(a)  Exhibits.

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Rule 1350 Certification of Chief Executive Officer
32.2	Rule 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NORTH ENERGY CORPORATION

Dated: September 14, 2006	By:	/s/ John Folnovic
John Folnovic
President, Chief Executive Officer