Form 10QSB/A
period 2006-07-31
True North Energy CORP
filed 2006-12-15
CIK 1292521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
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

______________________________
(Former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes  ☒  No ☐

As of August 24, 2006, there were 62,350,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☒ No ☐

TRUE NORTH ENERGY CORPORATION
JULY 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

EXPLANATORY NOTE

We have amended the financial statements and notes thereto contained in our previously filed Quarterly Report on Form 10-QSB to report stock-based compensation expenses associated with the June 1, 2006 grant of restricted stock to our President and Chief Executive Officer. This amended report also reflects the accrual of certain general and administrative expenses incurred during the three months ended July 31, 2006 but not paid until the following three-month period.

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

•	The risks associated with oil and gas exploration;

•	Our ability to raise capital to fund capital expenditures;

•	Our ability to find, acquire, market, develop and produce new properties;

•	Oil and gas price volatility;

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	Operating hazards attendant to the natural gas and oil business;

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	Availability and cost of material and equipment;

•	Delays in anticipated start-up dates;

•	Actions or inactions of third-party operators of our properties;

•	Our ability to find and retain skilled personnel;

•	Regulatory developments;

•	Environmental risks; and

•	General economic conditions.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE
Balance Sheets as at July 31, 2006 (Unaudited) and April 30, 2006 (Audited)	5

Statements of Operations for the three months ended July 31, 2006 and 2005 (Unaudited) and for the period from April 7, 2004 (inception) to July 31, 2006 (Unaudited)	6

Statements of Cash Flows for the three months ended July 31, 2006 and 2005 (Unaudited) and for the period from April 7, 2004 (inception) to July 31, 2006 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	July 31,	April 30,
	2006	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$161,946	$37,223
Accounts Receivable	500,000	-
Total Current Assets	661,946	37,223

OTHER ASSETS
Website development, net of accumulated amortization	16,438	4,817
Unproven oil & gas properties, using successful efforts accounting	1,086,261	373,775
Total Other Assets	1,102,699	378,592

ASSETS FROM DISCONTINUED OPERATIONS	-	-

TOTAL ASSETS	$1,764,645	$415,815

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilites	$61,756	$16,097
Deposits on stock purchase	-	50,000
Total Current Liabilities	61,756	66,097

LIABILITIES FROM DISCONTINUED OPERATIONS	15,000	15,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, 0 and 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares
authorized, 60,100,000 and 50,000,000 shares issued
and outstanding, respectively	6,200	6,010
Additional paid-in capital	2,431,464	481,654
Pre-exploration stage accumulated deficit	(72,350)	(72,350)
Accumulated deficit during exploration stage	(677,425)	(80,596)
Total Stockholders' Equity	1,687,889	334,718

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,764,645	$415,815

See accompanying notes to financials statements

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended	Three Months Ended	From April 7, 2004
	July	July	(Inception) to
	2006	2005	July 31, 2006

REVENUES	$-	$336	$-

OPERATING EXPENSES
Geological and Geophysical costs	101,605	-	101,605
General and administrative	86,291	1,694	97,954
Investor Relations	65,739	-	65,739
Officers and directors fees	313,184	-	333,184
Legal and Professional Fees	31,839	12,100	80,170
Amortization	951	602	1,553
TOTAL OPERATING EXPENSES	599,609	14,396	680,205

Other Income
Interest Income	2,780	-	2,780

NET LOSS	$(596,829)	$(14,060)	(677,425)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	61,255,978	10,000,000

See accompanying notes to financials statements

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)

	Three months Ended July 31,		From April 7, 2004 (Inception) to July 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2006	2005	2006
Net loss	$(596,829)	$(14,060)	$(718,028)
Discontinued operations	-		40,603
Net loss from continuing operations	(596,829)	(14,060)	(677,425)

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Amortization	951	602	1,553
Stock-based compensation	250,000		250,000
Increase (decrease) in:			-
Accounts payable	(6,562)	(2,000)	9,470
Accrued liabilities	52,221	(2,521)	52,221
Liability from discontinued operations	-	-	(33,346)
Net cash provided (used) by operating activities	(300,219)	(17,979)	(397,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Oil & Gas Property	(712,486)	-	(712,486)
Website Development	(12,572)	-	(12,572)
Net cash provided (used by investing activites)	(725,058)	-	(725,058)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,150,000	-	1,250,000
Net cash provided (used) by financing activities	1,150,000	162	1,250,000

Net increase in cash and cash equivalents	124,723	(17,817)	127,415

Cash, beginning of period	37,223	34,531	34,531

Cash, end of period	$161,946	$16,714	$161,946
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:	$-	$-

See accompanying notes to financials statements

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

NOTE 2 - GOING CONCERN

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

NOTE 3 - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” SFAS 123(R) revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In accordance with SFAS 123(R), stock-based compensation recognized during the three months ended July 31, 2006 includes compensation expense for all share-based payments based on the grant date fair value. Such compensation expense is recognized over the related service period.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Stock-based compensation expense resulting from restricted stock granted to employees totaled $250,000 during the three months ended July 31, 2006.

A summary of restricted stock grant activity during the three months ended July 31, 2006 is as follows:

	Shares	Grant Date Fair Value
Outstanding on April 30, 2006	-	$-
Granted	5,000,000	7,500,000
Vested	-	-
Forfeited/canceled	-	-
Outstanding on July 31, 2006	5,000,000	$7,500,000

NOTE 4 - CAPITAL STOCK

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

Effective May 9, 2006, the Company entered into a purchase agreement (the “Agreement”) and acquired rights in State of Alaska oil and gas leases ADL 390834, 390839, 390840 and 390841 (the “Un-Issued Leases”) from two unrelated persons (the “Sellers”). The total purchase price for the Un-Issued Leases pursuant to the Agreement is $276,480 (the “Purchase Price”). The Un-Issued Leases cover an aggregate of approximately 10,000 acres of land on the North Slope of Alaska. The Sellers are reported to have submitted the winning bids for the unissued leases but as of the date of the agreement, the State of Alaska, Department of Natural Resources, has not issued a high bidder notice or an award notice to the Sellers. Upon receipt of an award notice, the Sellers have 30 days within which to pay the remaining 80% of the bid amount for the Un-Issued Leases together with the first year annual rentals due thereon. It is not presently known when or if the Un-Issued Leases will be issued to Sellers.

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

Effective June 7, 2006, the Company entered into oil and gas well participation agreements with Bayou City Exploration, Inc. ("Bayou City") whereby the Company agreed to participate with Bayou City in the drilling of a test well on each of three oil and gas prospects including the Jaboncillo Windfall Prospect and Frost National Bank Deep Prospect, each located in Live Oak County Texas and the Zodiac II Prospect located in Jeff Davis and Calcasieu Parishes in Louisiana.

On July 27, 2006 the Company agreed to sell 650,000 units at a price of $1.00 per unit or $650,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $1.70 per share. The relative fair value of the common stock is $381,246 and the relative fair vale of the warrants is $268,754. Of the total proceeds, $150,000 was received on July 31, 2006, and $500,000 was received on August 30, 2006.

On July 28, 2006, the Company entered into a participation agreement with Whitmar Exploration Company (“Whitmar”) respecting our participation in the drilling of a 13,000 foot test well to test the Yegua Sands on the Deweyville Prospect located in Newton County, Texas and Calcasieu Parish, Louisiana.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - OIL AND GAS LEASE

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company had a balance due to the former president of the Company of $15,000 on April 30, 2006. The debt was unsecured, non-interest bearing and due on demand.

The Company repaid the outstanding balance of $15,000 due to the former president of the Company on August 27, 2006.

NOTE 7 - SUBSEQUENT EVENTS

On August 11, 2006 the Company sold 350,000 units at a price of $1.00 per unit or $350,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $1.70 per share. The relative fair value of the common stock is $198,147 and the relative fair vale of the warrants is $151,853.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

On August 27, 2006 the Company agreed to sell 555,555 units at a price of approximately $3.60 per unit or $2,000,000 on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $5.00 per share. Of the total proceeds, $500,000 was received on August 30, 2006 and $1,500,000 has yet to be received. The relative fair value of the common stock is $1,198,496 and the relative fair vale of the warrants is $801,504.

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

TRUE NORTH ENERGY CORPORATION

Dated: December 14, 2006	By:	/s/ John Folnovic
John Folnovic
President, Chief Executive Officer