Form 10QSB
period 2006-10-31
True North Energy CORP
filed 2006-12-15
CIK 1292521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

As of December 8, 2006, there were 63,812,700 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TRUE NORTH ENERGY CORPORATION
OCTOBER 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the three months ended October 31, 2006 discusses financial projections, information or expectations about our products, markets, revenues, or anticipated results, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Plan of Operation” You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

•	The risks associated with oil and gas exploration;
•	Our ability to raise capital to fund capital expenditures;
•	Our ability to find, acquire, market, develop and produce new properties;
•	Oil and gas price volatility;
•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
•	Operating hazards attendant to the natural gas and oil business;
•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
•	Availability and cost of material and equipment;
•	Delays in anticipated start-up dates;
•	Actions or inactions of third-party operators of our properties;
•	Our ability to find and retain skilled personnel;
•	Regulatory developments;
•	Environmental risks; and
•	General economic conditions.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAGE

Balance Sheets as of October 31, 2006 (Unaudited) and April 30, 2006 (Audited)	3

Statements of Operations for the three and six-month periods ended October 31, 2006 and 2005 (Unaudited)
and for the period from April 7, 2004 (inception) to October 31, 2006 (Unaudited)	4

Statements of Cash Flows for the six-month periods ended October 31, 2006 and 2005 (Unaudited) and for
the period from April 7, 2004 (inception) to October 31, 2006 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
Balance Sheets

	October 31, 2006	April 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$429,768	$37,223
Accounts receivable	-	-
Total current assets	429,768	37,223
Website development, net of accumulated amortization of $5,184 and $2,409, respectively	18,742	4,817
Property and equipment (net of accumulated depreciation of $507 and $ -, respectively)	10,717	-
Unproven oil and gas properties, using successful efforts accounting method	3,757,709	373,775
Total assets	$4,216,936	$415,815

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$36,888	$16,097
Deposits on stock purchase	-	50,000
Total current liabilities	36,888	66,097
Liabilities from discontinued operations	-	15,000
Total liabilities	36,888	402,053

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; 63,305,555 and 60,100,000 shares issued and outstanding, respectively	6,331	6,010
Additional paid-in capital	6,178,547	481,654
Pre-exploration stage accumulated deficit	(72,350)	(72,350)
Accumulated deficit during exploration stage	(1,932,480)	(80,596)
Total stockholders’ equity (deficit)	4,180,048	334,718
Total liabilities and stockholders’ equity (deficit)	$4,216,936	$415,815

See notes to financial statements.

TRUE NORTH ENERGY CORPORATON
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,		From April 7, 2004 (Inception) to October 31,
	2006	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Exploration costs	637,575	-	739,180	-	739,180
General and administrative:
Officers and directors fees	454,449	-	767,633	-	767,633
Investor relations	41,827	-	107,566	-	107,566
Legal and accounting	68,954	1,742	100,793	13,842	100,793
Other G&A expenses	53,589	1,517	139,880	2,875	219,874
Depreciation and amortization	2,331	602	3,282	1,204	3,884
Total costs and expenses	1,258,725	3,861	1,858,334	17,921	1,938,930

Loss from operations	(1,258,725)	(3,861)	(1,858,334)	(17,921)	(1,938,930)

Other income:
Interest income	3,670	-	6,450	-	6,450

Loss before income taxes	(1,255,055)	(3,861)	(1,851,884)	(17,921)	(1,932,480)
Income taxes	-	-	-	-	-

Net loss	$(1,255,055)	$(3,861)	$(1,851,884)	$(17,921)	$(1,932,480)

Basic and diluted loss per common share	$(0.02)	-	$(0.03)	-

Weighted-average common shares outstanding	62,820,712	10,000,000	62,038,345	10,000,000

See notes to financial statements.

TRUE NORTH ENERGY CORPORATON
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,		From April 7, 2004 (Inception) to October 31,
	2006	2005	2006

Cash Flows From Operating Activities
Net loss	$(1,851,884)	$(17,921)	$(1,973,083)
Discontinued operations	-	-	40,603
Net loss from continuing operations	(1,851,884)	(17,921)	(1,932,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,282	1,204	3,884
Stock-based compensation	647,214	-	647,214
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Accounts payable and accrued liabilities	20,791	(8,221)	36,823
Liabilities from discontinued operations	(15,000)	-	(48,346)
Net cash used in operating activities	(1,195,597)	(24,938)	(1,292,905)

Cash Flows From Investing Activities
Additions to oil and gas properties	(3,383,934)	-	(3,383,934)
Purchases of property and equipment	(11,224)	-	(11,224)
Website development	(16,700)	-	(16,700)
Net cash used in investing activities	(3,411,858)	-	(3,411,858)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	5,000,000	-	5,100,000

Net increase in cash and cash equivalents	392,545	(24,938)	395,237
Cash and cash equivalents, beginning of period	37,223	34,531	34,531

Cash and cash equivalents, end of period	$429,768	$9,593	$429,768

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-
Income taxes	-	-	-

See notes to financial statements.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The accompanying unaudited interim financial statements of True North Energy Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the Company’s audited financial statements for the year ended April 30, 2006 as reported in Form 10-KSB have been omitted.

Certain reclassifications have been made to the prior year financial statements to conform with the current presentation.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the receipt of additional equity financing when and as needed to finance the Company’s ongoing business, and the attainment of profitable operations.

As of April 30, 2006, the Company had no revenues, negative working capital, and accumulated losses since its inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability or classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” SFAS 123(R) revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In accordance with SFAS 123(R), stock-based compensation recognized during the three and six-month periods ended October 31, 2006 includes compensation expense for all share-based payments based on the grant date fair value. Such compensation expense is recognized over the related service period.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Stock-based compensation expense resulting from restricted stock granted to employees totaled $375,000 and $625,000 during the three and six-month periods ended October 31, 2006, respectively.

A summary of restricted stock grant activity during the six months ended October 31, 2006 is as follows:

	Shares	Grant Date Fair Value

Outstanding on April 30, 2006	-	$-
Granted	5,000,000	7,500,000
Vested	-	-
Forfeited/canceled	-	-

Outstanding on October 31, 2006	5,000,000	$7,500,000

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, “Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services.” For expense purposes, the value of common stock issued to non-employees is determined based on the fair value of the services received or the fair value of the equity instruments issued, whichever value is more reliably measurable.

During the three-month period ended October 31, 2006, the Company recognized stock-based compensation totaling $22,214 related to services provided to the Company by members of its advisory board. A total of 7,145 shares of restricted stock were issued in November 2006 in connection with such services.

NOTE 4 - UNPROVEN OIL AND GAS PROPERTIES

The Company is engaged in oil and gas exploration activities in Alaska, Texas and Louisiana. Presently, it has no developed properties or production. As of the balance sheet date, the Company expects to expend approximately $6.3 million over the next 12 months in connection with the development of its existing interests in Alaska, Texas and Louisiana. Of this amount, approximately $5.5 million is expected to be spent during the remainder of the Company’s fiscal year ending April 30, 2007.

NOTE 5 - CAPITAL STOCK

During the six months ended October 31, 2006, the Company sold a total of 3,205,555 units to individual purchasers in reliance on Regulation S of the Securities Act of 1933, as amended. Each unit consisted of one share of the Company’s common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each common stock purchase warrant is exercisable for a period of three years.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

The following table summarizes the Company’s sales of units during the six months ended October 31, 2006:

				Warrant	Relative Fair Value
Date	Number Of Units	Price Per Unit	Total Proceeds	Exercise Price	Common Stock	C/S Purchase Warrants

May 9, 2006	1,250,000	$.80	$1,000,000	$1.60	$618,000	$382,000
July 27, 2006	650,000	1.00	650,000	1.70	381,000	269,000
August 11, 2006	350,000	1.00	350,000	1.70	198,000	152,000
August 28, 2006	555,555	3.60	2,000,000	5.00	1,198,000	802,000
October 2, 2006	400,000	2.50	1,000,000	3.50	500,000	500,000
Total	3,205,555		$5,000,000		$2,895,000	$2,105,000

NOTE 6- RELATED PARTY TRANSACTIONS

As of April 30, 2006 the Company had recognized a liability payable to its former president totaling $15,000. This obligation, which was unsecured, non-interest bearing and due on demand, is reported as “Liabilities from discontinued operations” in the accompanying balance sheets. The outstanding balance related to this obligation was repaid during August 2006.

NOTE 7 - SUBSEQUENT EVENTS

Sale of Units
On November 13, 2006 the Company sold 400,000 units at a price of approximately $2.50 per unit or $1,000,000 on an aggregate basis to one purchaser in reliance on Regulation S of the Securities Act of 1933, as amended. Each unit consisted of one share of the Company’s common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each common stock purchase warrant is exercisable for a period of three years at an exercise price of $3.50 per share. The relative fair value of the common stock approximated $500,000 and the relative fair vale of the warrants approximated $500,000.

Savant Agreement
On November 22, 2006 the Company executed a Letter Agreement with Savant Alaska LLC (the “Savant Agreement”). Savant Alaska LLC (“Savant”) holds leases for the exploration and production of oil and natural gas in an area of Alaska that is contiguous to certain of the Company’s Alaskan interests. Savant plans to commence drilling of a test well at its Kupcake Prospect on or before March 15, 2007.

Under the terms of the Savant Agreement, the Company and Savant will pool their leasehold interests on a net acreage basis and jointly drill the test well. Working interests within the pooled area will approximate 91.5% for Savant and 8.5% for the Company. Net revenue interests will be equalized at 78.33%. Savant will be the operator of the pooled area.

ITEM 2.     PLAN OF OPERATION

We began operations as an oil and gas exploration and development company in January 2006. We are in the development stage and to date have had minimal operations and generated no revenues. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully drill exploration and development wells and complete producing property acquisitions.

Presently we are engaged in oil and gas exploration activities in Alaska, Texas and Louisiana. At this time, we have no developed properties or production.

Alaska Leases
In January and May 2006, we negotiated the acquisition of certain oil and gas leases consisting of approximately 25,000 acres in the Cook Inlet basin of Alaska and approximately 10,000 acres in the North Slope basin of Alaska. We anticipate closing the related purchase and sale agreements and registering all of the associated leases in our name by March 31, 2007. We will have a 100% working interest ownership in the Alaska leases, except to the extent we elect to sell off a portion of our interests.

During November 2006 we executed a Letter Agreement with Savant Alaska LLC. Savant holds leases for the exploration and production of oil and natural gas in an area of Alaska that is contiguous to certain of our Alaskan interests. Savant plans to commence drilling of a test well at its Kupcake Prospect on or before March 15, 2007. Under the terms of this agreement, we will pool certain of our leasehold interests with those of Savant on a net acreage basis and jointly drill the test well. Working interests within the pooled area will approximate 91.5% for Savant and 8.5% for us. Savant will be the operator of the pooled area. Our share of drilling and testing costs relative to the Kupcake Prospect are expected to approximate $1.3 million.

Texas and Louisiana Interests
At present, we have interests in oil and gas exploration prospects located in the Texas counties of Live Oak and Newton and in the Jefferson Davis, Calcasieu and Pointe Coupee Parishes of Louisiana. To date, we have invested approximately $4.5 million in joint venture drilling projects.

We hold a 12.5% working interest in a well (McLean #1) in Live Oak County, Texas. Drilling of this well has been completed and the well logs indicate approximately 500 feet of gross pay interval in the Wilcox formation. The well was fracture stimulated and extensively production tested. Initial test results reflect daily production levels as high as 1.2 million cubic feet per day of gas and approximately one thousand barrels per day of water.

The operator of the McLean #1 well, Bayou City Exploration, Inc., has elected to temporarily suspend activity related to this well pending further evaluation. Bayou City and its partners plan to purchase 3-D seismic data covering the entire prospect acreage. The McLean #1 well is part of an overall position of 2,961 acres in Live Oak County owned by Bayou City and its partners. We have earned a 12.5% working interest in the entire prospect acreage through our participation in the McLean #1 well.

A number of factors will be considered in determining whether the McLean #1 well and related prospective acreage is deemed commercial. Those factors include, but are not limited to, the amount of estimated recoverable reserves, sustainability of gas flow rates, and development of a plan for the economic disposal of produced water.

During September 2006 we completed drilling of our second prospect well (Hankamer #1). This well was located in Newton County, Texas and reached its projected drilling depth of 13,000 feet. The well was drilled to test the productivity of Yegua Sands. The well was logged and deemed to be non-commercial. Consequently, the well was plugged and abandoned by the operator. Our total costs associated with this well approximated $627,000.

During October 2006, we entered into an agreement with BP America Production Company (“BP”) to participate in the drilling of a test well located in Pointe Coupee Parish, Louisiana. The targeted depth of this test well is 21,250 feet. We are obligated to pay 16.67% of the drilling costs of the BP test well regardless of whether it is successfully drilled to the target depth. In return, we will have the right to earn a 12.5% working interest in the well if it is successful. We paid our proportionate share ($2.6 million) of anticipated drilling costs of this well upon execution of the agreement.

Drilling of the BP Well commenced during July and reached a depth of 20,087 feet in early December. The well was logged and has an excess of thirty feet (30) of net pay. Due to the uncertainty of the aerial extent of the potential zone and the high cost of completion and surface facilities, BP has deemed the well not to be commercially viable at that depth. On December 11, 2006 we entered into a letter agreement with BP whereby we agreed with BP to deepen the well to an approximate depth of 21,400 feet and amended the BP Agreement to revise the objective depth from 21,250 feet to up to 21,500 feet. As of this date, BP well is drilling ahead at the depth of 21,200 feet.

Future Plans
We plan to invest approximately $6.3 million during the 12-month period ending October 31, 2007 on exploration and development activities such as seismic data acquisition, technical studies, and participating in joint venture development and exploration drilling. As a result of the pooling of some of our acreage with Savant, we plan to participate in the drilling of one well on our Beaufort Sea Leases in Alaska during the next twelve months. Regarding our Cook Inlet Leases, our primary efforts will focus on acquiring additional seismic data, conducting further technical evaluation of our leases, and seeking compatible partners who may be interested in acquiring a portion of our current 100% working interest in those leases. Our objective in seeking such potential partners is to reduce our risk level and financial exposure.

We intend to continue to explore opportunities for the acquisition of additional leasehold interests in Alaska, Texas, Louisiana and Canada. We will continue to review prospects developed by third parties and, if the economics fit our business plan, participate in those projects. Currently, our acquisition efforts are focused on on-shore properties in the United States and Canada. We are biased toward acquisitions of long-lived reserves. We intend to target negotiated acquisitions and avoid competitive bidding situations.

We face competition for future acquisitions from firms that are more established, successful, better capitalized and, in many instances, willing to pay more for properties than what we might consider prudent. Our success will depend on the execution of our business plan to:

•	Identify available transactions;
•	Quickly evaluate which transactions are most promising; and
•	Negotiate creative transaction structures.

We will require additional financing to meet our expected capital expenditure and working capital needs, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs. Our general and administrative costs likely will include such things as regulatory compliance costs, investor relations expenses, advisory services, Internet/web-hosting, officer's salaries, director's fees, insurance, office and general expenses, professional fees, travel and entertainment expenses, and rent and other customary expenses.

We estimate that our general and administrative costs will approximate $1.8 million during the next twelve months (exclusive of non-cash, stock-based compensation expenses resulting from the award of restricted stock grants to our officers and third parties). However, this estimate is subject to change and is dependent on the number of transactions in which we ultimately become involved. Additional funding also will be required for follow-on development of working interest obligations of any successful exploration prospects.

No assurance can be given that additional financing will be available to us as and when needed or, if available, the reasonableness of the terms on which such financing will be available.

Oil and gas exploration requires significant outlays of capital and in many situations may offer a limited probability of success. We hope to enhance our chances for success by effectively using available technology, rigorously evaluating sub-surface data, and, to the extent possible, managing dry hole and financial risks.

We intend to rely on synergistic partnering with sophisticated industry partners. An ideal partner for us would tend to be a regionally focused oil and gas company that has a large seismic database, a solid grasp on the prospect opportunity’s history, and experience using the technology required to exploit the prospect. There can be no assurance that we will be able to successfully negotiate any such partnering agreements or raise the necessary financing to invest in such a venture, or that any such venture ultimately will yield us revenues or profits.

Presently our staff consists of our two executive officers. We expect to expand the size of our executive leadership team during the next twelve months.

We intend to outsource certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance. We recently formed an advisory board composed of experienced independent and unrelated industry veterans to assist us with corporate governance, compliance, deal flow, financing efforts, and technical matters such as geoscience, drilling, engineering and risk management.

ITEM 3.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management consisting of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, our auditors expressed concerns over our financial accounting and reporting processes over oil and gas activities and stock-based compensation. Subsequent to the period covered by this report we retained an experienced third party to oversee our accounting and financial reporting. Accordingly, we believe that the issues raised by our auditors have been adequately addressed and necessary controls and procedures implemented.

(b)     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 4, 2006 we issued 100,000 shares of our common stock to one non-US person in connection with an April 2006 offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. The subscription proceeds from such sale were received by us on April 21, 2006.

On November 29, 2006 we issued an aggregate of 7,145 shares of our common stock to our five advisory board members representing payment of the prorated quarterly fee due to them for the quarter ended October 31, 2006. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On November 13, 2006 we sold 400,000 units at a price of approximately $2.50 per unit, or $1,000,000 on an aggregate basis, to one non-US purchaser in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consisted of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of three years at an exercise price of $3.50 per share.

On October 2, 2006 we sold 400,000 units at a price of approximately $2.50 per unit, or $1,000,000 on an aggregate basis, to one non-US purchaser in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consisted of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of three years at an exercise price of $3.50 per share.

On August 28, 2006 we agreed to sell 555,555 units at a price of approximately $3.60 per unit, or $2,000,000 on an aggregate basis, to one non-US person in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of three years at an exercise price of $5.00 per share. Of the total proceeds, $500,000 was received on August 30, 2006 and $1,500,000 was received during September 2006.

On August 11, 2006 we sold 350,000 units at a price of $1.00 per unit, or $350,000 on an aggregate basis, to one non-US person in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of three years at an exercise price of $1.70 per share.

On July 27, 2006 we agreed to sell 650,000 units at a price of $1.00 per unit, or $650,000 on an aggregate basis, to one non-US person in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of three years at an exercise price of $1.70 per share. Of the total proceeds, $150,000 was received on July 31, 2006, and $500,000 was received on August 30, 2006.

ITEM 5.     OTHER INFORMATION

BP Development Agreement

On October 6, 2006 we entered into a development agreement (the “Development Agreement”), made effective as of October 1, 2006, with BP America Production Company (“BP”) respecting our participation in the drilling of a test well to a targeted depth of approximately 21,250 feet (the “Initial Well”) to test the Tuscaloosa B-1 Sand on the O. Jarreau Heirs No. 1 well located in Pointe Coupee Parish, Louisiana. There under, we are obligated to pay BP 16.67% of the drilling costs of the Initial Well regardless of whether the Initial Well is successfully drilled to the objective depth. BP has estimated that the drilling costs for the Initial Well will approximate $15,700,000. Our proportionate share of such estimated drilling costs is $2,617,190, which was paid by us upon execution of the Development Agreement. In consideration of the foregoing, we will have the right to earn a 12.5% working interest, as discussed in greater detail below.

When and if the casing point is reached on the Initial Well, BP shall provide us with written notice thereof. Such notice shall state whether BP proposes to attempt to complete the Initial Well as a producer, whether to the objective depth or in a shallower zone, or to abandon the Initial Well as a dry hole. If BP proposes to complete the Initial Well as a producer, such notice also will include an authority for expenditure (“AFE”), which will include, at a minimum, an estimate of completion costs for the Initial Well. Upon receipt thereof, we will have 48 hours to elect to participate therein. If we timely elect to participate, we will pay 12.5% of the costs of any newly acquired surface equipment associated with the Initial Well beyond the wellhead connections. If the completion attempt results in the production of oil and/or gas in commercial quantities, BP will serve as operator for the Initial Well.

If BP does not drill the Initial Well to the objective depth, we will have the right, but not the obligation, for a period of one year from the date the drilling rig used to drill the Initial Well is removed from the site location for the Initial Well, to participate in the drilling of a substitute well. BP has no obligation to drill a substitute well and we have no right to propose the drilling thereof. If BP proposes to drill a substitute well and we timely elect to participate therein, such substitute well shall be treated for purposes of the Development Agreement as the Initial Well and we will be obligated to pay 16.67% of the drilling costs for such substitute well.

When and if the Initial Well is drilled to the objective depth or, if applicable, a shallower depth, and successfully completed as a well capable of producing oil and/or gas in commercial quantities, BP shall assign to us 12.5% working interest in the Initial Well (10% working interest after payout) and a 12.5% interest (10% interest after payout) in BP’s interests (the “BP Interest”) in certain related leases and BP’s right to obtain, acquire or otherwise earn certain interests related to the contract area which covers an area of approximately 2,500 acres. These assignments will be limited as to those depths between the surface and the stratigraphic equivalent of the base of the objective zone (the “Earned Zone”).

BP has the right, but not the obligation, at any time after we earn our proportionate share in the BP Interests, to propose and drill an additional well to a proposed depth deeper than the base of the Earned Zone (a “Deep Test Well”). In such instance, BP will provide us with an AFE for the Deep Test Well. Thereafter, we will have thirty (30) days to elect to participate therein. Our participation will require us to pay 16.67% of the drilling costs in such Deep Test Well to the casing point, 12.5% of the completion costs associated with the Deep Test Well and 12.5% of any newly acquired surface equipment associated with the Deep Test Well beyond the wellhead connections. If the completion attempt results in the production of oil and/or gas in commercial quantities, BP will serve as operator for the Deep Test Well.

Drilling of the BP Well commenced during July and reached a depth of 20,087 feet in early December. The well was logged and has an excess of thirty feet (30) of net pay. Due to the uncertainty of the aerial extent of the potential zone and the high cost of completion and surface facilities, BP has deemed the well not to be commercially viable at that depth. On December 11, 2006 we entered into a letter agreement with BP whereby we agreed with BP to deepen the well to an approximate depth of 21,400 feet and amended the BP Agreement to revise the objective depth from 21,250 feet to up to 21,500 feet. As of this date, BP well is drilling ahead at the depth of 21,200 feet.

Advisory Board

On October 5, 2006 we created an advisory board and appointed five persons to serve thereon. Each advisory board member (an “Advisor”) has an extensive background in oil and gas and/or financial matters. The Advisors will provide us with advice and assistance with strategic business and financial matters. Each Advisor will devote a minimum of 30 days annually to the provision of the advisory services. We have entered into engagement letters with each of the Advisors. There under, the term of engagement of each Advisor is one year. Each Advisor and we have the right to terminate the engagement upon 30 days prior written notice. The engagement will be automatically extended for additional one year periods, if not terminated by us or the Advisor at least 30 days prior to the applicable anniversary date. In consideration of the services being provided, each Advisor is entitled to receive the following:

•	50,000 shares of our restricted common stock payable at the end of each 12 month period of service;

•
A quarterly fee consisting of 5,000 shares of our restricted common stock payable within ten days of the end of each fiscal quarter. In connection with the quarter ended October 31, 2006 the quarterly fee was prorated and each Advisor received 1,429 shares.

•
Reimbursement of all reasonable and customary out of pocket business expenses incurred in the performance of his duties under the letter agreement. Expenses in excess of $5,000 require prior approval by us.

If the engagement is terminated by an Advisor for any reason prior to the first anniversary of the engagement date, such Advisor shall be entitled to be paid an amount equal to all reimbursable expenses the Advisor has incurred in providing services prior to the termination date, and all quarterly fees payable and earned by the Advisor with respect to the advisory services rendered prior to the date of termination, based on the days of service from the end of the previous quarter for which such Advisor received quarterly fees to the date of termination.

If we terminate an Advisor’s engagement for any reason prior to the first anniversary of the date of engagement, the 50,000 restricted shares issuable to Advisor shall be otherwise issuable to Advisor on the first anniversary date on a prorated basis based on the months of service from the start of the engagement to the date of termination. Furthermore, in such event the quarterly fees otherwise payable to Advisor shall be paid to Advisor on prorated basis based on the days of service from the end of the previous quarter for which Advisor received quarterly fees to the date of termination.

The advisory board consists of James Gouveia, George Lindahl III, J. Lanier Yeates, Jeffrey B. Ahbe, and Neville W. Patterson. The background of each member is provided below.

James (Jim) Gouveia, P. Eng.

Mr. Gouveia is a Partner in Rose & Associates LLP., a Houston, Texas based firm that provides consultancy and training services to exploration and production companies in designing, implementing and sustaining risk analysis systems. He is a lead partner for S.E. Asia and the Russian Federation. Mr. Gouveia is a recognized expert in portfolio and project risk management and has 26 years of experience as a practicing reservoir engineer, commercial analyst, evaluations engineer, and multi-disciplinary sub-surface manager. He has provided expert guidance to major oil and gas industry clients on the characterization and economic analysis of tight gas, heavy oil, international, offshore development and coal bed methane unconventional resource. Mr. Gouveia has provided independent reserve and chance assessments for exploration prospects in major oil and gas basins all over the world. He is active member of the petroleum industry in the major oil and gas centers in North America - Calgary, Denver, Houston and New Orleans. Mr. Gouveia is a past Director of Risk Management for Amoco Energy North America and holds a Bachelor of Applied Science degree in Chemical Engineering from the University of Toronto.

George Lindahl III

Mr. Lindahl is a Managing Partner in Sandefer Capital Partners located in Houston, Texas. Mr. Lindahl is a past Vice Chairman of Anadarko Petroleum and past Chairman and CEO of Union Pacific Resources. He served as an Executive Vice President of Walker Energy and has over 30 years of oil and gas industry experience within both technical arenas as a geologist and a geophysicist and in executive and managerial roles. Mr. Lindahl is currently serving as a Board Member of the Houston Producer’s Forum, Houston Museum of Natural Science, Texas Business Hall of Fame, and as a Chairman of the Board of the Lead Now Ministries. He is currently a Director of EVEP, a public Exploration and Production Master Limited Partnership. Mr. Lindahl graduated from the University of Alabama with a Bachelor of Science in Geology. He has completed Graduate Studies at Tulane University and is a graduate of the Advanced Management Program at the Harvard Business School.

J. Lanier Yeates

Mr. Yeates is the Houston partner of the Gordon Arata McCollam & Eagan Law Firm. Mr. Yeates is licensed to practice law in Texas and Louisiana. His practice is focused on the energy industry. Mr. Yeates has taught Louisiana Oil and Gas Law as a member of the Adjunct Faculty of the University of Houston Law Center and has served as both a member of the Advisory Council of the Louisiana Mineral Law Institute and its Chairman for multiple terms. Mr. Yeates served as Vice-Chairman of the American Bar Association Energy Policy Committee and the Oil & Natural Gas Exploration and Production Committee. He has served on the Technical Subcommittee of the AAPL-OCS Committee’s Deepwater Offshore Operating Agreement Model Form Subcommittee, which developed a deepwater offshore operating agreement that was adopted in 2000 by the AAPL as a model form. Mr. Yeates was appointed for two terms by Governor George W. Bush and served as Vice Chairman of the Spindletop Centennial Celebration Commission and planned the 100th anniversary celebration of the discovery of the Lucas Gusher in the Spindletop Field.

Mr. Yeates currently serves as Chairman-Elect of the Board of Directors of the LSU Foundation and President of Campanile Charities, Inc. He is a past President of the LSU Law Alumni Association. His memberships include the United States Supreme Court Bar Association, the State Bar of Texas, and the College of the State Bar of Texas, the Pro-Bono College of the State Bar of Texas, the Louisiana State Bar Association, the American Bar Association, the Houston Bar Association, and the American Law Institute. Mr. Yeates is a graduate of the Louisiana State University Law School where he served as Associate Editor of the Louisiana Law Review and was graduated Order of the Coif. Mr. Yeates has published numerous articles and other publications and has been a frequent speaker on subjects of importance to the energy industry. In 2004, he published his first novel, Bay of One Hundred Fires.

Jeffrey B. Ahbe

Mr. Ahbe is the President of Ahbe Capital Investment Group Inc., located in Denver, Colorado and is a co-founder of PMT Energy LLC. Mr. Ahbe’s oil and gas career spans over 23 years. He has served as an Executive Vice President of Union Pacific Resources Canada and held numerous executive positions with that company including General Manager of North America operating divisions. While at Union Pacific, Mr. Ahbe was a key member of the team that completed the acquisition of Norcen Canada and the merger between Union Pacific Resources and Anadarko Petroleum. Mr. Ahbe has worked extensively over the years with the financial and investment banking communities and has worked with corporate and regulatory leaders in the United States, Canada and overseas. Mr. Ahbe is currently a member of the board of Eastern Platinum Limited (trading on Toronto and London exchanges), Barplats Investments Limited (trading on the Johannesburg Stock Exchange), and is a director and principal of several privately held companies, including First Platinum Inc. Pty. (S.A.), SRH LLC, Montana Eagle LLC, and Hat Tricks Inc. Mr. Ahbe has served as a past director of the Colorado Oil and Gas Association. He received both his Bachelors and Masters of Sciences Degrees from Purdue University and has completed the Executive Program in Business at Northwestern University’s Kellogg Business School.

Neville W. Patterson

Mr. Patterson is presently the President of W.A. Fritze (North America) Inc., a privately held wine and spirits trading company. The company’s main business activities are conducted in North America, Europe, Argentina and South Africa. Mr. Patterson has thirty-three years of international corporate and entrepreneurial experience spanning four continents. Since 1974, Mr. Patterson has served in various senior corporate finance and treasury positions, both overseas and in North America, with Mobil Oil, Turbo Resources, Unilever and Wiggens Teape (formerly a subsidiary of British American Tobacco). Mr. Patterson has gained extensive experience and knowledge of the operations of various offshore financial markets, including “The Baltic Exchange,” the world’s premier marketplace for the ocean going oil tankers.

Oil and Gas Leases

Cook Inlet Leases

On January 23, 2006 we acquired rights in State of Alaska Oil and Gas Leases ADL 389208, 389932, 390087, 390383, 390567, and 390572 (the “Issued Leases”) from Massimiliano Pozzoni pursuant to an Asset Purchase Agreement (the “Pozzoni Agreement”) among us, Massimiliano Pozzoni and Kevin Moe. We are presently working to have the leases registered in our name and expect to complete this process in the near future. Pursuant to the Pozzoni Agreement, we also acquired Mr. Pozzoni’s rights in State of Alaska Oil and Gas Leases ADL 390722, 390723 and 390745 (the “Un-Issued Leases”).

The Issued Leases and Un-Issued Leases involve land in the Cook Inlet area of Alaska. The Un-Issued Leases were issued by the State of Alaska on October 1, 2006 and we are in the process of having those leases assigned and registered from the sellers to us. Rental fees are due on a yearly basis. All of the leases are in full force and effect and are free and clear of any liens or encumbrances. Such leases provide for a net revenue interest of 87.5% prior to an overriding 5% royalty.

In connection with the acquisition of the Cook Inlet leases described above, we assumed an obligation to drill or cause to be drilled, at our sole expense, a test well on at least one of ADL 390087, ADL 390722, or ADL 390723. This test well must be drilled to completion or abandonment to a bottom-hole depth and location at least sufficient to test both the West Foreland and Hemlock Formations. Failure to drill the Cook Inlet test well to completion or abandonment by November 27, 2010 will result in our forfeiture of leases ADL 390087, ADL 390722 and ADL 390723.

Beaufort Sea Leases

Effective May 9, 2006 we entered into a purchase agreement (the “Beaufort Sea Agreement”) whereby we acquired rights in State of Alaska Oil and Gas Leases ADL 390834, 390839, 390840 and 390841 (the “Beaufort Sea Leases”) from two unrelated persons (the “Sellers”). The Beaufort Sea Agreement was amended on July 31, 2006 (the “Amended Beaufort Sea Agreement”) to extend certain timelines contained therein. The total purchase price for the Beaufort Sea Leases was $276,480 (the “Purchase Price”). The Beaufort Sea Leases cover an aggregate of approximately 10,000 acres of land, both onshore and offshore in the Beaufort Sea area on the North Slope of Alaska.

As of December 13, 2006 the Sellers had received a High Bidder Notice from the State of Alaska Department of Natural Resources. All funds have been paid to State of Alaska for these leases. At such time that the Beaufort Sea Leases are issued to Sellers, the Sellers shall own or otherwise have the right to assign and convey or cause to be assigned and conveyed the Beaufort Sea Leases, all of which shall be free and clear of any liens and encumbrances and provide for a net revenue interest to the holder of not less than 83.33334% prior to reservation of a 5% overriding royalty. Such overriding royalty also shall apply to all renewals and extensions of the Beaufort Sea Leases.

We deposited the Purchase Price plus an additional $10,240 (aggregate amount of $286,720) in an escrow account as required by the Beaufort Sea Agreement. At closing, a portion of the escrowed funds totaling $81,920 will be used to retire balances due to the State of Alaska related to these leases. In addition, $10,240 of the escrowed funds will be used to pay the first year of rental payments associated therewith.

Under the Amended Beaufort Sea Agreement, the Beaufort Sea Agreement shall become null and void if closing of the transaction does not occur by the close of business on December 31, 2006. In such event, neither the Sellers nor we shall have any further rights or obligations under the Beaufort Sea Agreement. We are currently negotiating with the Sellers to further extend the termination date of the Beaufort Sea Agreement from December 31, 2006 to March 31, 2007.

Bayou City Agreements

Effective June 7, 2006 we entered into oil and gas well participation agreements with Bayou City Exploration, Inc. (the "Bayou City Agreements"). Under the terms of the Bayou City Agreements, we agreed to participate in the drilling of test wells on three oil and gas prospects located in Louisiana and Texas. These oil and gas prospects include the Zodiac II Prospect located in Jefferson Davis and Calcasieu Parishes in Louisiana and the Jaboncillo Windfall and Frost National Bank Deep Prospects located in Live Oak County, Texas.

With respect to the two prospects located in Live Oak County, Texas (the "Live Oak Prospects"), we will earn a 16.67% working interest in the Live Oak Prospects before payout and a 12.5% working interest after payout by participating in the drilling of the required test wells. “Payout” is defined as that point in time when there has been recovered from one hundred percent (100%) of production, less only royalties, overriding royalties and production taxes, an amount of money equal to one hundred percent (100%) of the drilling, completion and operating costs (during the payout period) of the initial test well.

We further agreed to pay 16.67% of all well costs to the initial casing point on the initial test well drilled on each Live Oak Prospect, to pay 16.67% of all well completion costs, and to pay our proportionate share of the prospect costs including geological and geophysical costs, third party prospect fees, land brokerage costs, lease bonus, and all other costs associated with the respective Live Oak Prospects. Such prospect costs totaled $20,375 with regard to the Jaboncillo Windmill Prospect and $94,888 with regard to the Frost National Bank Deep Prospect.

We will earn a 25% working interest in the initial test well drilled on the Zodiac Prospect at such time as the test well has reached the objective depth. We agreed to pay 33.33% of well costs to the casing point on the test well drilled on the Zodiac Prospect, to pay 25% of all well completion costs, and to pay our proportionate share of prospect costs including geological and geophysical costs, third party prospect fees, land brokerage costs, lease bonus, and all other similar costs associated with the Zodiac Prospect. Our prospect costs relating to the Zodiac Prospect totaled $272,070, which we paid on November 13, 2006.

Prospect costs for each prospect are fully refundable in the event the applicable agreement is rescinded by Bayou City for any reason or Bayou City fails to cause the initial test well to be drilled for any reason.

Drilling has been completed and the test well (the “McLean #1 Well) was fracture stimulated on the Frost National Bank Deep Prospect. During initial production tests, the well produced more than one million cubic feet of gas and approximately one thousand barrels of water per day. The operator, Bayou City, has elected to temporarily suspend the McLean #1 Well pending further evaluation.

Bayou City and its partners plan to purchase 3-D seismic data covering the entire Prospect acreage. The McLean #1 Well is part of an overall position of 2,961 acres in Live Oak County owned by Bayou City and its partners. We have earned a 12.5% working interest in the entire prospect acreage through our participation in the McLean #1 Well. To date, we have incurred $132,000 in drilling costs and $227,000 in completion costs related to this prospect.

Drilling is expected to commence on the Jaboncillo Windfall Prospect on or before January 31, 2007, subject to rig availability and resolution of a land/lease issue. Drilling had been expected to commence by August 1, 2006 but was delayed due to an illegal lease trespass by a third party. The current lease owner is working to resolve this matter.

On November 16, 2006 a drilling contract was executed relative to the Zodiac II Prospect. The drilling rig was mobilized and is on the drilling location (the “18-1 Well”) in Calcasieu Parish, Louisiana. Drilling operations commenced on December 7, 2006. Estimated gross drilling and completion costs for the 18-1 test well approximate $1.5 million and $793,000, respectively. Our share of the drilling cost is $503,299, which was paid by us on November 19, 2006.

Whitmar Agreement

On July 28, 2006 we entered into a participation agreement with Whitmar Exploration Company (“Whitmar”) related to participation in the drilling of a 13,000-foot test well to test the Yegua Sands on the Deweyville Prospect located in Newton County, Texas and Calcasieu Parish, Louisiana. We made an initial payment to Whitmar of $100,000 in connection with this participation agreement. Of this amount, $42,500 represented our proportionate share of leasehold costs while the remaining $57,500 represented a deposit on our share of drilling costs for the test well.

Our participation reflected a 10% working interest and 72% net revenue interest whereby we were required to pay 12.5% of drilling costs to the casing point and 10% of all costs after the casing point. Our estimated shares of such costs approximated $552,000 for drilling and, if applicable, $114,000 for completion. The balance ($497,250) of our share of estimated drilling costs was paid during August 2006. Under the agreement, we also have the right to participate in one additional well on the prospect on a proportionate basis.

During September 2006, the test well reached its target drill depth of 13,000 feet. The well was logged and deemed non-commercial. As a result, the well was plugged and abandoned. Our share of the abandonment costs totaled $29,825.

Savant Agreement

On November 22, 2006 we executed a Letter Agreement with Savant Alaska LLC (the “Savant Agreement”). Savant Alaska LLC (“Savant”) holds leases for the exploration and production of oil and natural gas in an area of Alaska that is contiguous to certain of our Alaskan interests. Savant plans to commence drilling of a test well at its Kupcake Prospect on or before March 15, 2007.

Under the terms of the Savant Agreement, we will pool our leasehold interests with Savant on a net acreage basis and jointly drill the test well. Working interests within the pooled area will approximate 91.5% for Savant and 8.5% for us. Net revenue interests will be equalized at 78.33%. Savant will be the operator of the pooled area.

The dry hole cost of the test well is estimated to be $13,353,000. Should the test well be prospective, there is a requirement for additional testing. The testing cost is estimated to be $2,225,000. It is anticipated that drilling will take 32 days with the testing portion of the program requiring an additional 13 days. Our share of the dry hole cost is estimated to be $1,120,000 and our share of the testing cost is estimated to be $188,000. These costs may be lowered as the operator is actively pursuing additional partners for the project. The operator is currently in the process of finalizing an agreement for a drilling rig in order to meet the drilling window in the first quarter of 2007.

ITEM 6.     EXHIBITS

(a)  Exhibits.

Exhibit No.	Description
10.1	Form of Engagement Letter Agreement with Advisory Board Members dated October 5, 2006
10.2	Letter Agreement dated November 13, 2006 (executed November 22, 2006) with Savant Alaska LLC regarding Kupcake Prospect
10.3	Letter Agreement dated December 11, 2006 with BP America Production Company
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Rule 1350 Certification of Chief Executive Officer
32.2	Rule 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NORTH ENERGY CORPORATION

Date: December 14, 2006	By:	/s/ John Folnovic
John Folnovic
President, Chief Executive Officer