Form 10QSB
period 2007-01-31
True North Energy CORP
filed 2007-03-15
CIK 1292521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
__________________________________________
(Former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☐ No☒

As of March 12, 2007, there were 64,637,700 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No☒

TRUE NORTH ENERGY CORPORATION
JANUARY 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the three months ended January 31, 2007 discusses financial projections, information or expectations about our products, markets, revenues, or anticipated results, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Plan of Operation” You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

•	The risks associated with oil and gas exploration;

•	Our ability to raise capital to fund capital expenditures;

•	Our ability to find, acquire, market, develop and produce new properties;

•	Oil and gas price volatility;

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	Operating hazards attendant to the natural gas and oil business;

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	Availability and cost of material and equipment;

•	Delays in anticipated start-up dates;

•	Actions or inactions of third-party operators of our properties;

•	Our ability to find and retain skilled personnel;

•	Regulatory developments;

•	Environmental risks; and

•	General economic conditions.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as of January 31, 2007 (Unaudited) and April 30, 2006	5

Statements of Operations for the three and nine-month periods ended January 31, 2007 and 2006 and for the period from February 1, 2006 (inception of exploration stage) to January 31, 2007 (Unaudited)	6

Statements of Cash Flows for the nine-month periods ended January 31, 2007 and 2006 and for the period from February 1, 2006 (inception of exploration stage) to January 31, 2007 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
Balance Sheets

	January 31, 2007	April 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,260,384	$37,223
Stock subscription receivable	1,000,000	-
Note receivable	180,000	-
Total current assets	2,440,384	37,223
Website development, net of accumulated amortization of $7,178 and $2,409, respectively	16,748	4,817
Property and equipment (net of accumulated depreciation of $1,191 and $ -, respectively)	10,033	-
Unproven oil and gas properties, using successful efforts accounting method	1,174,471	373,775
Total assets	$3,641,636	$415,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$115,178	$16,097
Stock compensation payable	193,973	-
Deposits on stock purchase	-	50,000
Total current liabilities	309,151	66,097
Liabilities from discontinued operations	-	15,000
Total liabilities	309,151	81,097

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; 64,637,700 and 60,100,000 shares issued and outstanding, respectively	6,464	6,010
Additional paid-in capital	9,613,414	481,654
Pre-exploration stage accumulated deficit	(72,350)	(72,350)
Accumulated deficit during exploration stage	(6,215,043)	(80,596)
Total stockholders’ equity	3,332,485	334,718
Total liabilities and stockholders’ equity	$3,641,636	$415,815

See notes to financial statements.

TRUE NORTH ENERGY CORPORATON
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine months Ended January 31,		From February 1, 2006 (Inception of Exploration Stage) to January 31,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Exploration costs	3,486,719	-	4,225,899	-	4,225,899
General and administrative:
Officers and directors fees	437,295	-	1,204,846	-	1,224,846
Legal and accounting	57,308	17,290	161,937	31,132	210,268
Investor relations	29,091	-	136,657	-	136,657
Advisory board fees	253,973	-	276,187	-	276,187
Other G&A expenses	16,936	2,505	130,848	6,394	142,511
Depreciation and amortization	2,678	-	5,960	-	6,562
Total costs and expenses	4,284,000	19,795	6,142,334	37,526	6,222,930

Loss from operations	(4,284,000)	(19,795)	(6,142,334)	(37,526)	(6,222,930)

Other income:
Interest income	1,437	-	7,887	-	7,887

Loss before income taxes	(4,282,563)	(19,795)	(6,134,447)	(37,526)	(6,215,043)
Income taxes	-	-	-	-	-
Allocation of net loss to discontinued operations, net of income taxes	-	(602)	-	(1,471)	-
Net loss	$(4,282,563)	$(20,397)	$(6,134,447)	$(38,997)	$(6,215,043)

Basic and diluted loss per common share	$(0.07)	$(0.00)	$(0.10)	$(0.00)

Weighted-average common shares outstanding	63,781,100	10,057,091	62,619,263	10,057,091

See notes to financial statements.

TRUE NORTH ENERGY CORPORATON
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine months Ended January 31,		From February 1, 2006 (Inception of Exploration Stage) to January 31,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$(6,134,447)	$(38,997)	$(6,215,043)
Discontinued operations	-	1,471	-
Net loss from continuing operations	(6,134,447)	(37,526)	(6,215,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,960	-	6,562
Stock-based compensation	1,276,187	-	1,276,187
Dry hole costs	3,983,742	-	3,983,742
Changes in operating assets and liabilities:
Prepaid expenses and other	-	-	4,029
Accounts payable and accrued liabilities	99,081	3,885	101,798
Liabilities from discontinued operations	(15,000)	-	-
Net cash used in operating activities	(784,477)	(33,641)	(842,725)

Cash Flows From Investing Activities
Additions to oil and gas properties	(4,784,438)	-	(4,784,438)
Advances to seller in connection with acquisition of oil and gas properties	(180,000)	-	(180,000)
Purchases of property and equipment	(11,224)	-	(11,224)
Website development	(16,700)	-	(22,119)
Net cash used in investing activities	(4,992,362)	-	(4,997,781)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	7,000,000	-	7,100,000

Net increase in cash and cash equivalents	1,223,161	(33,641)	1,259,494
Cash and cash equivalents, beginning of period	37,223	34,531	890

Cash and cash equivalents, end of period	$1,260,384	$890	$1,260,384

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-
Income taxes	-	-	-
Non-Cash Investing and Financing Activities
Common stock issued for oil and gas leases	$-	$-	$373,775
Contribution of capital via forgiveness of debt through discontinued operations	-	-	23,995
Stock subscription receivable	1,000,000	-	1,000,000

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

As of April 30, 2006, the Company had negative working capital and will require additional financing to execute its business plan. There can be no assurance that such financing will be available to the Company as and when needed or, if available, the reasonableness of the terms of such financing. Additionally, the Company has had no revenues and has accumulated losses since February 1, 2006 (inception of exploration stage). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability or classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” In accordance with SFAS 123(R), stock-based compensation recognized during the three and nine-month periods ended January 31, 2007 includes compensation expense for all share-based payments based on the grant date fair value. Such compensation expense is recognized over the related service period.

TRUE NORTH ENERGY CORPORATON
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Stock-based compensation expense resulting from restricted stock granted to employees is included in officers and directors fees in the accompanying statement of operations. Such expenses totaled $375,000 and $1,000,000 during the three and nine-month periods ended January 31, 2007, respectively.

A summary of activity during the nine months ended January 31, 2007 related to employee restricted stock grants is as follows:

	Shares	Grant Date Fair Value

Outstanding on April 30, 2006	-	$-
Granted	5,000,000	7,500,000
Vested	-	-
Forfeited/canceled	-	-

Outstanding on January 31, 2007	5,000,000	$7,500,000

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

During the three and nine-month periods ended January 31, 2007, the Company recognized stock-based compensation totaling $253,973 and $276,187, respectively, related to services provided to the Company by members of its advisory board. A total of 32,145 shares of restricted stock were issued during November 2006 (7,145 shares) and February 2007 (25,000 shares) in connection with $82,214, of these services. As of January 31, 2007, $193,973 is reflected as stock compensation payable on the Company’s balance sheet. This amount represents stock-based compensation expenses associated with 80,822 shares earned through January 31, 2007 that are not issuable by the Company until September 2007.

NOTE 4 - UNPROVEN OIL AND GAS PROPERTIES

The Company is engaged in oil and gas exploration activities in Alaska, Texas and Louisiana. Presently, it has no developed properties or production. During January 2007 the Company entered into a non-binding letter of intent to acquire certain oil and gas leases covering more than 17,000 acres in the Rocky Mountains. The acquisition is expected to be executed and closed during the fourth quarter of the Company’s fiscal year ending April 30, 2007. The purchase price for these leases, which is expected to approximate $1.0 million, is expected to be paid with a combination of cash (approximately $345,000) and shares of the Company’s common stock. There can be no assurance as to when or if this transaction will be consummated or the final terms thereof.

TRUE NORTH ENERGY CORPORATON
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
The Company advanced the proposed seller $180,000 of the cash consideration during January 2007 in the form of a note receivable. The note bears interest at the rate of 5% per annum and is due upon the earlier of (i) January 23, 2008; (ii) the closing of the Company’s acquisition of the Rocky Mountain oil and gas leases from the seller; or (iii) the sale of these leases to a party other than the Company.

The Company plans to expend between $900,000 and $4.5 million during the 12-month period ending January 31, 2008 on exploration and development activities such as seismic data acquisition, technical studies, and participation in joint venture development and exploration drilling. The amount of such expenditures, which exclude $1.7 million expended during February 2007 in connection with the drilling of a well in Louisiana, are dependent upon the success of the Company’s ongoing exploration efforts in Texas and Louisiana.

NOTE 5 - CAPITAL STOCK

During the nine months ended January 31, 2007, the Company sold a total of 4,405,555 units to several purchasers in reliance on Regulation S of the Securities Act of 1933, as amended. Each unit consisted of one share of the Company’s common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each common stock purchase warrant is exercisable for a period of three years.

The following table summarizes the Company’s sales of units during the nine months ended January 31, 2007:

					Relative Fair Value
Date	Number Of Units	Price Per Unit	Total Proceeds	Warrant Exercise Price	Common Stock	C/S Purchase Warrants

May 9, 2006	1,250,000	$.80	$1,000,000	$1.60	$618,000	$382,000
July 27, 2006	650,000	1.00	650,000	1.70	381,000	269,000
August 11, 2006	350,000	1.00	350,000	1.70	198,000	152,000
August 28, 2006	555,555	3.60	2,000,000	5.00	1,198,000	802,000
October 2, 2006	400,000	2.50	1,000,000	3.50	580,000	420,000
November 13, 2006	400,000	2.50	1,000,000	3.50	580,000	420,000
January 24, 2007	800,000	2.50	2,000,000	3.50	1,179,000	821,000
Total	4,405,555		$8,000,000		$4,734,000	$3,266,000

On February 1, 2007, the Company collected the outstanding balance of $1.0 million related to the January 24, 2007 sale of units.

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

Alaska Leases

In January and May 2006, we negotiated the acquisition of certain oil and gas leases consisting of approximately 25,000 acres in the Cook Inlet basin of Alaska and approximately 10,000 acres in the North Slope basin of Alaska. We anticipate closing the related purchase and sale agreements and registering all of the associated leases in our name by June 30, 2007. We will have a 100% working interest ownership in the Alaska leases, except to the extent we elect to sell off a portion of our interests.

During November 2006 we executed a Letter Agreement with Savant Alaska LLC (“Savant”). Savant holds leases for the exploration and production of oil and natural gas in an area of Alaska that is contiguous to certain of our Alaskan interests. Savant initially planned to commence drilling of a test well at its Kupcake Prospect on or before March 15, 2007. Recently, Savant informed us that their planned drilling of the Kupcake Prospect has been delayed until March 2008.

Under the terms of the Savant agreement, we will pool certain of our leasehold interests with those of Savant on a net acreage basis and jointly drill the test well. Working interests within the pooled area will approximate 91.5% for Savant and 8.5% for us. Savant will be the operator of the pooled area. Our share of drilling and testing costs relative to the Kupcake Prospect are expected to approximate $1.3 million.

Texas and Louisiana Interests

At present, we have active interests and on-going operations in oil and gas exploration prospects located in the Texas counties of Live Oak and Pointe Coupee Parishes of Louisiana. To date, we have invested approximately $6.2 million in joint venture drilling projects.

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

On February 7, 2007 we entered into a development agreement (the “Development Agreement”), made effective as of January 1, 2007, with BP America Production Company (“BP”) relating to our participation in the drilling of a test well to a targeted depth of approximately 18,500 feet (the “Initial Well”) to test the Tuscaloosa C-1 Sand on the A. Major Heirs No. 1 well located in Pointe Coupee Parish, Louisiana. There under, we are obligated to pay BP 11.67% of the drilling costs of the Initial Well regardless of whether the Initial Well is successfully drilled to the objective depth. BP has estimated that the drilling costs for the Initial Well will be approximately $14,862,000. Our proportionate share of such estimated drilling costs totaled $1,734,395, which we paid upon execution of the Development Agreement. In consideration of the foregoing, we will have the right to earn an 8.75% working interest, as discussed in greater detail below.

When and if the casing point is reached on the Initial Well, BP shall provide us with written notice thereof. Such notice shall state whether BP proposes to attempt to complete the Initial Well as a producer, whether to the objective depth or in a shallower zone, or to abandon the Initial Well as a dry hole. If BP proposes to complete the Initial Well as a producer, such notice also will include an authority for expenditure (“AFE”), which will include, at a minimum, an estimate of completion costs for the Initial Well. Upon receipt thereof, we will have 48 hours to elect to participate therein. If we timely elect to participate, we will pay 8.75% of the costs of any newly acquired surface equipment associated with the Initial Well beyond the wellhead connections. If the completion attempt results in the production of oil and/or gas in commercial quantities, BP will serve as operator for the Initial Well.

If BP does not drill the Initial Well to the objective depth, we will have the right, but not the obligation, for a period of one year from the date the drilling rig used to drill the Initial Well is removed from the site location for the Initial Well, to participate in the drilling of a substitute well. BP has no obligation to drill a substitute well and we have no right to propose the drilling thereof. If BP proposes to drill a substitute well and we timely elect to participate therein, such substitute well shall be treated for purposes of the Development Agreement as the Initial Well and we will be obligated to pay 11.67% of the drilling costs for such substitute well.

When and if the Initial Well is drilled to the objective depth or, if applicable, a shallower depth, and successfully completed as a well capable of producing oil and/or gas in commercial quantities, BP shall assign to us an 8.75% working interest in the Initial Well and an 8.75% interest in BP’s interests (the “BP Interest”) in certain related leases and BP’s right to obtain, acquire or otherwise earn certain interests related to the contract area which covers an area of approximately 640 acres. These assignments will be limited as to those depths between the surface and the stratigraphic equivalent of the base of the objective zone (the “Earned Zone”).

Drilling has commenced on the Initial Well and the well is currently drilling at 17,500 feet. We expect the Initial Well to reach its objective depth during March and to be logged within about a week after reaching that depth. Shortly thereafter, we expect to be able to determine whether the Initial Well is commercially viable.

Rocky Mountain Leases

During January 2007 we entered into a non-binding letter of intent to acquire certain oil and gas leases covering more than 17,000 acres in the Rocky Mountains. A purchase and sale agreement related to this acquisition is expected to be executed and closed during the fourth quarter of our fiscal year ending April 30, 2007. The purchase price for these leases, which is expected to approximate $1.0 million, is expected to be paid with a combination of cash (approximately $345,000) and shares of our common stock.

We advanced the proposed seller $180,000 of the cash consideration during January 2007 in the form of a note receivable. The note bears interest at the rate of 5% per annum and is due upon the earlier of (i) January 23, 2008; (ii) the closing of our acquisition of the Rocky Mountain oil and gas leases from the seller; or (iii) the sale of these leases to a party other than us.

Future Plans

We plan to expend between $900,000 and $4.5 million during the 12-month period ending January 31, 2008 on exploration and development activities such as seismic data acquisition, technical studies, and participation in joint venture development and exploration drilling. The amount of such expenditures, which are in addition to the $1.7 million we expended during February 2007 in connection with the drilling of the BP Initial Well, are dependent upon the success of our ongoing exploration efforts in Texas and Louisiana. As a result of the pooling of some of our acreage with Savant, we plan to participate in the drilling of one well on our Beaufort Sea Leases in Alaska during early 2008. Regarding our Cook Inlet Leases, our primary efforts will focus on acquiring additional seismic data, conducting further technical evaluation of our leases, and seeking compatible partners who may be interested in acquiring a portion of our current 100% working interest in those leases. Our objective in seeking such potential partners is to reduce our risk level and financial exposure.

We intend to continue to explore opportunities for the acquisition of additional leasehold interests in North America. We will continue to review prospects developed by third parties and, if the economics fit our business plan, participate in those projects. Currently, our acquisition efforts are focused on on-shore properties and are biased toward acquisitions of long-lived reserves. We intend to target negotiated acquisitions and avoid competitive bidding situations.

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

We estimate that our general and administrative costs will approximate $1.8 million during the next twelve months (exclusive of non-cash, stock-based compensation expenses resulting from the award of restricted stock grants to our officers and third parties). However, this estimate is subject to change and is dependent on the number of transactions in which we ultimately become involved. Additional funding will be required for follow-on development of working interest obligations associated with successful exploration prospects.

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

We intend to rely on synergistic partnering with sophisticated industry partners. An ideal partner for us would tend to be a regionally focused oil and gas company that has a large seismic database, a solid grasp on the prospect opportunity’s history, and experience using the technology required to develop the prospect. There can be no assurance that we will be able to successfully negotiate any such partnering agreements or raise the necessary financing to invest in such a venture, or that any such venture ultimately will yield us revenues or profits.

Presently our staff consists of our two executive officers. We expect to expand the size of our executive leadership team during the next twelve months as our business grows.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 27, 2007 we issued an aggregate of 25,000 shares of our common stock to our five advisory board members representing payment of the quarterly fee due to them for the quarter ended January 31, 2007. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On February 1, 2007 we issued 800,000 units at a price of $2.50 per unit, or $2,000,000 on an aggregate basis, to one non-US purchaser in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consisted of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of three years at an exercise price of $3.50 per share.

On December 4, 2006 we issued 100,000 shares to one non-US purchaser in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. The shares were paid for in April 2006 at a price of $0.50 per share, or $50,000 on an aggregate basis.

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

ITEM 5. OTHER INFORMATION

Oil and Gas Leases

Cook Inlet Leases

On January 23, 2006 we acquired rights in State of Alaska Oil and Gas Leases ADL 389208, 389932, 390087, 390383, 390567, and 390572 (the “Issued Leases”) from Massimiliano Pozzoni pursuant to an Asset Purchase Agreement (the “Pozzoni Agreement”) among us, Massimiliano Pozzoni and Kevin Moe. Lease ADL 389208 has expired. We are presently working to have the remaining leases registered in our name and expect to complete this process in the near future. Pursuant to the Pozzoni Agreement, we also acquired Mr. Pozzoni’s rights in State of Alaska Oil and Gas Leases ADL 390722, 390723 and 390745 (the “Un-Issued Leases”).

The Issued Leases and Un-Issued Leases involve land in the Cook Inlet area of Alaska. The Un-Issued Leases were issued by the State of Alaska on September 26, 2006 and we are in the process of having those leases assigned and registered from the sellers to us. Rental fees are due on a yearly basis. All of the leases except for ADL 389208 are in full force and effect and are free and clear of any liens or encumbrances. Such leases provide for a net revenue interest of 87.5% prior to an overriding 5% royalty.

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

Beaufort Sea Leases

Effective May 9, 2006 we entered into a purchase agreement (the “Beaufort Sea Agreement”) whereby we acquired rights in State of Alaska Oil and Gas Leases ADL 390834, 390839, 390840 and 390841 (the “Beaufort Sea Leases”) from two unrelated persons (the “Sellers”). The Beaufort Sea Agreement was amended on July 31, 2006 and December 24, 2006 (the “Amended Beaufort Sea Agreement”) to extend certain timelines contained therein. The total purchase price for the Beaufort Sea Leases was $276,480 (the “Purchase Price”). The Beaufort Sea Leases cover an aggregate of approximately 10,000 acres of land, both onshore and offshore in the Beaufort Sea area on the North Slope of Alaska.

As of December 13, 2006 the Sellers had received a High Bidder Notice from the State of Alaska Department of Natural Resources. All funds have been paid to the State of Alaska for these leases. On March 1, 2007, the Beaufort Sea Leases were issued to Sellers. Consequently, the Sellers own and have the right to assign and convey to us or cause to be assigned and conveyed to us the Beaufort Sea Leases, all of which shall be free and clear of any liens and encumbrances at the time of assignment and provide for a net revenue interest to us of not less than 83.33334% prior to reservation of a 5% overriding royalty. Such overriding royalty also shall apply to all renewals and extensions of the Beaufort Sea Leases.

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

Under the Amended Beaufort Sea Agreement, the Beaufort Sea Agreement shall become null and void if closing of the transaction does not occur by the close of business on March 31, 2007. In such event, neither the Sellers nor we shall have any further rights or obligations under the Beaufort Sea Agreement. As provided above, on March 1, 2007 the State of Alaska issued the Beaufort Sea Leases to Sellers. We presently are working with Sellers to effect the assignments of the Beaufort Sea Leases to us and to register the assignment of such leases. Also, we are negotiating with Sellers to further extend the termination date of the Beaufort Sea Agreement from March 31, 2007 to June 30, 2007.

BP Development Agreements

As discussed in more detail in Item 2, Plan of Operation - Texas and Louisiana Interests, on February 7, 2006 we entered into a development agreement (the “Development Agreement”), made effective as of January 1, 2007, with BP America Production Company (“BP”) respecting our participation in the drilling of a test well to a targeted depth of approximately 18,500 feet (the “Initial Well”) to test the Tuscaloosa C-1 Sand on the A. Major Heirs No. 1 well located in Pointe Coupee Parish, Louisiana. There under, we are obligated to pay BP 11.67% of the drilling costs of the Initial Well regardless of whether the Initial Well is successfully drilled to the objective depth. BP has estimated that the drilling costs for the Initial Well will approximate $14,862,000. Our proportionate share of such estimated drilling costs is $1,734,395, which we paid upon execution of the Development Agreement. In consideration of the foregoing, we will have the right to earn an 8.75% working interest, as discussed in greater detail below.

Drilling of the Initial Well has commenced and is expected to reach the objective depth during March. The well is expected to be logged within a week after reaching the objective depth. Shortly thereafter we expect to be able to determine whether the Initial Well is commercially viable.

On October 6, 2006 we entered into a development agreement (the “Development Agreement”), made effective as of October 1, 2006, with BP America Production Company (“BP”) respecting our participation in the drilling of a test well to a targeted depth of approximately 21,250 feet to test the Tuscaloosa B-1 Sand on the O. Jarreau Heirs No. 1 well located in Pointe Coupee Parish, Louisiana. Drilling of this well reached a depth of 20,087 feet in early December. The well was logged and determined to have in excess of thirty feet (30) of net pay. Due to the uncertainty of the aerial extent of the potential zone and the high cost of completion and surface facilities, BP deemed the well not to be commercially viable at that depth. On December 11, 2006 we entered into a letter agreement with BP whereby we agreed with BP to deepen the well to an approximate depth of 21,400 feet and amended the BP Agreement to revise the objective depth from 21,250 feet to up to 21,500 feet. Drilling and testing of the BP Well was completed during December 2006. BP deemed the well not to be commercially viable and it was plugged and abandoned.

Bayou City Agreements

Effective June 7, 2006 we entered into oil and gas well participation agreements with Bayou City Exploration, Inc. (the "Bayou City Agreements"). Under the terms of the Bayou City Agreements, we agreed to participate in the drilling of test wells on three oil and gas prospects located in Louisiana and Texas. These oil and gas prospects include the Zodiac II Prospect located in Jefferson Davis and Calcasieu Parishes in Louisiana and the Jaboncillo Windmill and Frost National Bank Deep Prospects located in Live Oak County, Texas.

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

Bayou City and its partners are evaluating a purchase of 3-D seismic data covering the entire Prospect acreage. The McLean #1 Well is part of an overall position of 2,961 acres in Live Oak County owned by Bayou City and its partners. We have earned a 12.5% working interest in the entire prospect acreage through our participation in the McLean #1 Well. To date, we have incurred $132,000 in drilling costs and $227,000 in completion costs related to this prospect.

On November 16, 2006 a drilling contract was executed relative to the Zodiac II Prospect. Drilling operations on the 18-1 Well in Calcasieu Parish, Louisiana commenced on December 7, 2006. Estimated gross drilling and completion costs for the 18-1 test well approximate $1.5 million and $793,000, respectively. Our share of the drilling cost was $503,299, which was paid by us on November 19, 2006. The well reached the target depth on December 24, 2006 and was logged. The well encountered several prospectively productive zones of limited thickness but it was consequently determined to be non-commercial. Consequently, a decision was made to plug and abandon the well and not to pursue completion operations.

Bayou City, as the operator of the Jaboncillo Windmill Prospect, was unable to reach the resolution of a land/lease issue involving the Jaboncillo Windmill Prospect. Subsequently, the lease acquired by Bayou City on behalf of its partners, expired. As a result, the Jaboncillo Windmill Prospect will not be drilled. We incurred $20,375 in prospect costs related to the Jaboncillo Windmill Prospect.

Savant Agreement

On November 22, 2006 we executed a Letter Agreement with Savant Alaska LLC (the “Savant Agreement”). Savant Alaska LLC (“Savant”) holds leases for the exploration and production of oil and natural gas in an area of Alaska that is contiguous to certain of our Alaskan interests. Savant plans to commence drilling of a test well at its Kupcake Prospect during the first quarter of 2008. Previously, it was Savant’s intention to drill the test well prior to March 15, 2007.

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

TRUE NORTH ENERGY CORPORATION

Dated: March 13, 2007	By:	/s/ John Folnovic
John Folnovic
President, Chief Executive Officer