Form 10KSB/A
period 2006-04-30
True North Energy CORP
filed 2007-06-06
CIK 1292521

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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
Not Applicable.

i

EXPLANATORY NOTE

This Form 10-KSB amends our Form 10-KSB for the fiscal year ended April 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006 by including the audit report of Manning Elliott, Charted Accountants for our audited financial statements for the fiscal year ended April 30, 2005. No other material changes have been made to the Form 10-KSB as originally filed.

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

ITEM 7. FINANCIAL STATEMENTS

An index identifying the financial statements included with this report together with such financial statements are included beginning immediately following the signature page to this Form 10-KSB/A.

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

TRUE NORTH ENERGY CORPORATION

Dated: May 31, 2007	By:	/s/ John I. Folnovic
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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 9, 2006

MANNING ELLIOTT

CHARTERED ACCOUNTANTS

11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7

Phone: 604. 714. 3600 Fax: 604. 714. 3669 Web: manningelliott.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of Ameriprint International Ltd.
(A Development Stage Company)

We have audited the accompanying statements of operations, cash flows and stockholders' deficit of Ameriprint International Ltd. for the year ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Ameriprint International Ltd.'s operations and its cash flows for the year ended April 30, 2005, in conformity with generally accepted accounting principles used in the United States of America.

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

Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

June 30, 2005

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

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation (1)

3.2	3.2	By-Laws (1)

3.3	Appendix A	Form of Certificate of Amendment of Articles of Incorporation (3)

10.1	10.1	Asset Purchase Agreement, dated January 23, 2006 among Registrant, Massimiliano Pozzoni and Kevin Moe (2)

10.2	10.2	Purchase Agreement dated as of May 9, 2006 between Registrant and Daniel K. Donkel and Samuel H. Cade (4)

10.3	10.1	Employment Agreement dated as of June 1, 2006 between Registrant and John Folnovic (5)

10.4	10.1	Participation Agreement effective as of June 7, 2006 between Registrant and Bayou City Exploration Inc. regarding the Frost National Bank Deep Prospect (6)

10.5	10.2	Participation Agreement effective as of June 7, 2006 between Registrant and Bayou City Exploration Inc. regarding the Windfall Prospect (6)

10.6	10.3	Participation Agreement effective as of June 7, 2006 between Registrant and Bayou City Exploration Inc. regarding the Zodiac II Prospect (6)

10.7	10.1	Participation Agreement effective as of July 28, 2006 between Registrant and Whitmar Exploration Company regarding the Deweyville Prospect (7)

10.8	10.2	Amendment to Purchase Agreement dated July 31, 2006 between Registrant and Daniel K. Donkel and Samuel H. Cade (7)

14	14	Code of Ethics (8)

21	21	List of Subsidiaries of Registrant (8)

31.1		Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Principal Executive Officer (9)

31.2		Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Principal Financial Officer (9)

32.1		Rule 1350 Certificate of Chief Executive Officer (9)

32.2		Rule 1350 Certificate of Chief Financial Officer (9)

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

(8)
Filed with the Securities and Exchange Commission on August 14, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended April 30, 2006, which exhibit is incorporated herein by reference.

(9)	Filed herewith.