Form 10KSB
period 2007-04-30
True North Energy CORP
filed 2007-07-30
CIK 1292521

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: April 30, 2007
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

State issuer's revenues for its most recent fiscal year: $-0-

As of July 19, 2007, there were 66,495,469 shares of the issuer's common stock, par value $0.00001, issued and outstanding. Of these, 31,745,469 shares are held by non-affiliates of the issuer. The market value of securities held by non-affiliates is approximately $15,555,229 based on the closing price of $0.49 for the issuer's common stock on July 19, 2007.

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
Not Applicable.

i

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Description of Business - Risk Factors” and “Plan of Operation.” You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

All references in this Form 10-KSB to the “Company,” “True North Energy,” “we,” “us” or “our” are to True North Energy Corporation. All references to share amounts in this Form 10-KSB give retroactive effect to a 5:1 forward stock split that was effected by the Company on April 18, 2006.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Oil and Gas Operations

We are presently engaged in the acquisition, exploration, development and production of oil and gas properties in the United States. We are in the exploration stage, have no developed reserves or production, and have not realized any revenues from our operations. We were incorporated in Nevada in April 2004 under the name Ameriprint International Ltd. to engage in the business of providing printing and packaging solutions to entities of all sizes and to specialize in providing templated, low cost, quality printing of high volume, high turnover print materials. We conducted minimal operations in this area and discontinued these operations in January 2006.

Our principal assets consist of oil and gas leases covering approximately 35,000 acres in the Cook Inlet (25,000 acres) and Beaufort Sea (“North Slope”) (10,000 acres) areas of Alaska, the rights to which we acquired during January and May 2006. All of the North Slope leases have been registered in our name. The Cook Inlet leases are presently registered in the name of Massimiliano Pozzoni but are in the process of being re-registered in our name. We expect this process to be completed within the next 90 days. Presently, we hold a 100% working interest in our Alaska leases but may elect to sell a portion of our interests at some point in the future. The Cook Inlet leases provide for a net revenue interest of 87.5% prior to an overriding 5% royalty. The North Slope leases provide for a net revenue interest of 83.33334% prior to an overriding 5% royalty. We pay annual rental fees of approximately $48,000 on the Cook Inlet leases and approximately $16,000 on the North Slope leases.

In connection with our acquisition of the Cook Inlet leases we are obligated to drill or cause to be drilled, at our expense, on or before November 27, 2010, a test well to completion or abandonment, on at least one of three designated Cook Inlet leases, to a bottomhole depth and location at lease sufficient to test both the West Foreland and the Hemlock formations. Failure to drill the test well during that time period, to completion or abandonment, will result in our forfeiture of the three designated leases. These designated leases cover approximately 17,150 acres. In connection with our acquisition of the North Slope leases we are obligated to drill or cause to be drilled, at our expense, on or before March 1, 2012, to completion or abandonment, a test well on each of the four leases comprising our North Slope leases, to a bottom hole depth and location of at least 4,000 feet. Our failure to do so with respect to any such leases during this time period will result in our forfeiture of the North Slope lease or leases to which such failure relates.

On November 22, 2006 we executed a Letter Agreement with Savant Alaska LLC (the “Savant Agreement”). Savant Alaska LLC (“Savant”) holds leases for the exploration and production of oil and natural gas in an area of Alaska that is contiguous to certain of our Alaskan interests. Savant presently plans to commence drilling of a test well at its Kupcake Prospect during the first half of 2008. Under the terms of the Savant Agreement, we will jointly drill the test well. Working interests within the pooled area will approximate 91.5% for Savant and 8.5% for us. Net revenue interests will be equalized at 78.33%. Savant will be the operator of the pooled area. The dry hole cost of the test well is estimated to approximate $13.4 million. Should the test well be prospective, there is a requirement for additional testing. The testing cost is expected to approximate $2.2 million. Our share of the dry hole cost is estimated to be approximately $1.1 million and our share of the testing cost is expected to approximate $200,000. These costs may decrease as the operator is actively pursuing additional partners for the project.

We participated in the drilling of five exploratory oil and gas wells in Louisiana and Texas during the year ended April 30, 2007. None of these exploratory wells resulted in a commercial discovery. We expended approximately $6,265,000 in connection with our participation in such drilling. Our working interests in these wells ranged from 8.75% to 25.0% and our share of the related capital expenditures varied from 11.7% to 33.3%. The five exploratory wells consisted of the Frost National Bank Deep Prospect (“McLean #1 Well”) in Live Oak County Texas, the Zodiac II prospect in Jefferson Davis and Calcasieu Parishes in Louisiana (the “Walker LA Properties Findley #19-1 Well”), the Deweyville Prospect (“Hankamer #1 Well”) located in Newton County Texas and Calcasieu Parish in Louisiana, and two wells in Pointe Coupee Parish, Louisiana that were drilled pursuant to our October 1, 2006 and January 1, 2007 Development Agreements with BP America Production Company (the “O. Jarreau Heirs No. 1 Well” and “A. Major Heirs No. 1 Well”).

In June 2007 we acquired certain oil and gas interests and properties in northwest Colorado in an area covering more than 17,000 acres. At the time of acquisition, these oil and gas interests had no production. We hold a 100% working interest in the leases comprising part of the acquired assets. We are currently refining our development plans for the area and expect to start seismic work during the second half of 2008. The purchase price for the interests and properties was approximately $1,036,000 or sixty dollars per acre, together with an overriding royalty of 1 to 3% based on the applicable net revenue interest remaining after the landowner’s royalty and existing burdens have been deducted. The purchase price was paid $345,477 in cash and $690,523 in shares of our restricted common stock valued at the market close on June 21, 2007, less a 35% discount. Pursuant thereto, on July 6, 2007 we issued 1,832,769 shares of common stock to the seller. In January 2007 we had loaned $180,000 to the seller. 5% interest was due on the loan until paid. The loan, together with all interest due thereon, was paid in full at the closing of the acquisition.

Advisory Board

On October 5, 2006 we created an advisory board and appointed five persons to serve thereon. Each advisory board member (an “Advisor”) is independent and has an extensive background in oil and gas and/or financial matters including but not limited to corporate governance, compliance, deal flow, and technical matters such as geosciences, drilling, engineering and risk management. The Advisors provide us with advice and assistance with strategic business and financial matters. Each Advisor devotes a minimum of 30 days annually to the provision of the advisory services. We have entered into engagement letters with each of the Advisors. Thereunder, the term of engagement of each Advisor is one year. Each Advisor and we have the right to terminate the engagement upon 30 days prior written notice. The engagement will be automatically extended for additional one year periods, if not terminated by us or the Advisor at least 30 days prior to the applicable anniversary date. In consideration of the services being provided, each Advisor is entitled to receive the following:

•	50,000 shares of our restricted common stock payable at the end of each 12 month period of service;

•
A quarterly fee consisting of 5,000 shares of our restricted common stock payable within ten days of the end of each fiscal quarter. In connection with the quarter ended October 31, 2006 the quarterly fee was prorated and each Advisor received 1,429 shares; and

•
Reimbursement of all reasonable and customary out of pocket business expenses incurred in the performance of his duties under the letter agreement. Expenses in excess of $5,000 require prior approval by us.

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

The advisory board consists of James Gouveia, George Lindahl III, J. Lanier Yeates, Jeffrey B. Ahbe, and Neville W. Patterson. The background of each Advisor is provided below.

James (Jim) Gouveia, P. Eng.

Mr. Gouveia is a Partner in Rose & Associates LLP., a Houston, Texas based firm that provides consultancy and training services to exploration and production companies in designing, implementing and sustaining risk analysis systems. He is a lead partner for S.E. Asia and the Russian Federation. Mr. Gouveia is a recognized expert in portfolio and project risk management and has 26 years of experience as a practicing reservoir engineer, commercial analyst, evaluations engineer, and multi-disciplinary sub-surface manager. He has provided expert guidance to major oil and gas industry clients on the characterization and economic analysis of tight gas, heavy oil, international, offshore development and coal bed methane unconventional resource. Mr. Gouveia has provided independent reserve and chance assessments for exploration prospects in major oil and gas basins all over the world. He is an active member of the petroleum industry in the major oil and gas centers in North America - Calgary, Denver, Houston and New Orleans. Mr. Gouveia is a past Director of Risk Management for Amoco Energy North America and holds a Bachelor of Applied Science degree in Chemical Engineering from the University of Toronto.

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

Note Financing

Effective March 30, 2007 we issued and sold a $500,000 Convertible Promissory Note (the “Note”) to a single investor (the “Noteholder”) respecting a loan of which we received $250,000 during April 2007 and the remaining $250,000 during May 2007. The Note bears interest at the rate of 8% per annum. Subject to prior conversion or acceleration, the principal balance of the Note is due in a single payment on March 30, 2010. Interest is payable semi-annually with the first such interest payment due on October 1, 2007. In the event we completed an offering (the “Offering”) of $10 million or more of equity or debt securities within 90 days of the date of the Note (the “Offering Completion Date”), the Note, including any accrued and unpaid interest, was to be automatically converted into like shares or securities issued by us in the Offering on the same terms that such like shares or securities were purchased by subscribers in the Offering. The amount of like shares or securities so issued was to be based on the amount of principal and interest converted. In the event an Offering was not completed by the Offering Completion Date, which was the case, we became obligated to issue common stock purchase warrants (the “Warrants”) to the Noteholder. The Warrants, which have yet to be issued, will be exercisable for a period of three years commencing on the date of issuance of the Warrants. The number of shares of our common stock issuable upon exercise of the Warrants and the exercise price will be calculated based upon the average closing price of our common stock for the 20 business days preceding the date of the Note (the “Average Price”). The number of shares that the Noteholder will be entitled to purchase upon exercise of the Warrants will be calculated by dividing the principal amount of the Note by the Average Price. Fractional shares resulting from the calculation will be rounded up to the next whole share. The exercise price of the Warrants will be equal to 140% of the Average Price.

Charter Amendment to Increase Authorized Capital

By written consents dated May 4, 2007 our board of directors and our stockholders holding 34,750,000 (approximately 53.7%) of our outstanding common shares on May 4, 2007 authorized us to amend our Articles of Incorporation to increase our authorized capital stock from 120 million shares consisting of 100 million shares of common stock, $0.0001 par value and 20 million shares of preferred stock, $0.0001 par value to 270 million shares, consisting of 250 million shares of common stock, $0.0001 par value and 20 million shares of preferred stock, $0.0001 par value. The amendment required the affirmative vote of a majority of the outstanding shares of common stock entitled to vote thereon. There were no dissenters’ rights applicable to the amendment. Our stockholders were provided with notice of the proposed amendment. We have yet to file the amended Articles of Incorporation but intend to do so in the near future.

Principal Products and Services

We are in the exploration stage and do not currently offer any products or services for sale. If, after exploration and drilling, we determine that there are commercial quantities of oil and natural gas on our properties, we plan to produce the oil and natural gas and sell it at the wellhead.

We need to raise a significant amount of capital to pay for our planned exploration and development activities. If we cannot raise the capital we require or find partners that can fund our required expenditures, we will not be able to drill and our business will fail. Even assuming that we obtain the financing we require, if we do not discover and produce commercial quantities of oil and natural gas, we will not have any products or services to offer and our business could fail.

Competitive Business Conditions

The oil and natural gas industry is highly competitive. We compete with private and public companies in all facets of the oil and natural gas business. Numerous independent oil and gas companies, oil and gas syndicators, and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resultant products worldwide. Most of our competitors have longer operating histories and substantially greater financial and other resources than we do.

Competitive conditions may be affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

In an effort to achieve operating efficiency, we intend to rely on independent contractors to assist in conducting our operations including the provision of technical, geological, geophysical and financial reports on our leased properties. Because of current high-energy prices, lead times necessary to acquire drilling rigs or the services of independent contractors in the industry are high. As a result, we may not be able to compete successfully and competitive pressures may adversely affect our business, results of operations and financial condition.

Patents, Trademarks & Licenses

We do not own any patents, trademarks, copyrights or other forms of intellectual property.

Need For Governmental Approval And The Effects Of Regulations

We presently are subject to various laws and regulations of the United States, as well as the states and municipalities in which we operate that govern the exploration, development and production of oil and natural gas. The Alaska Department of Natural Resources - Division of Oil and Gas and the Alaska Oil and Gas Conservation Commission determine most of the procedures and regulations that concern oil and gas exploration and production activities in Alaska. We also are subject to, or will be subject to, regulation by, among others, the Alaska Department of Commerce, Community and Economic Development; the Alaska Department of Fish and Game; the U.S. Environmental Protection Agency; the U.S. Fish and Wildlife Service; and the U.S. Department of the Interior Bureau of Land Management. We will have to abide by and follow the procedures established by the above agencies. These procedures are generally designed to prevent pollution, to provide funds or procedures for cleaning up air pollution that cannot be prevented, and generally to protect land, water, air, flora and fauna from unnecessary or undue damage or disturbance.

Research & Development

We have not performed any research and development since our inception.

Employees

John Folnovic serves as our President and Chief Executive Officer. Massimiliano Pozzoni, our majority shareholder, serves as our Secretary, Treasurer and Principal Financial Officer.

We have used a number of independent contractors on an as-needed basis to conduct our operating activities and expect to continue to do so. Our management team will select and hire these independent contractors and manage and evaluate their work performance. We intend to use various independent contractors to provide technical, geological, geophysical and financial reports on our properties.

We are not subject to any collective bargaining agreements. We believe that our relationships with our employee and independent contractors are satisfactory.

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

Risks Related To Our Business

We are a development stage company with a limited operating history in the oil and gas business. Accordingly, you will have little basis upon which to evaluate our ability to achieve our business objectives.

We are an exploration stage company and have minimal oil and gas operations. We entered the oil and gas exploration and production business in January 2006 and have yet to generate any revenues. As an oil and gas exploration and development company with a limited operating history, properties and related assets, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire oil and gas businesses and properties, to discover reserves, to participate in extraction opportunities, and to identify and enter into commercial arrangements with customers will depend on our developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable businesses and properties and consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

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

The oil and gas industry is highly competitive. Other oil and gas companies may seek to acquire property leases and other properties and services that we also seek to acquire. This competition has become increasingly intense as the price of oil and gas on the commodities markets has risen in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees, and may conduct their own refining and petroleum marketing operations. The breadth and scope of these companies may provide them with a competitive advantage over us. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

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

We have a limited amount of working capital that will not be sufficient to fully fund our planned operations including participation in an increasing number of development and exploration projects. We will require additional capital to continue to operate our business beyond the initial phase and to expand our operations. We may be unable to obtain the additional capital required.

Future acquisitions, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance and accounting expenses) will require a substantial amount of additional capital and cash flow. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, we may be unable to fund our operations going forward.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a relatively new enterprise without a demonstrated operating history, the location of our oil and gas properties, the price of oil and gas on the commodities markets (which will impact the amount of asset-based financing available to us), or the retention or loss of key management. Further, if oil and gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to curtail or cease our operations. Further, we may be forced to sell certain of our assets in an untimely fashion or on less than favorable terms.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We may not be able to effectively expand operations or manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team that we intend to expand in conjunction with our planned operations and growth. The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business. We presently do not maintain “key man” life insurance on any member of our management team.

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

Our proposed operations will be subject to the customary hazards of recovering, transporting and processing hydrocarbons such as fires, explosions and gaseous leaks, and migration of harmful substances, blowouts and oil spills. A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability. It cannot be assured that our insurance will be sufficient to cover any such casualty occurrences or disruptions. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our business, financial condition and results of operations.

Amendments to current laws and regulations governing our operations could have a material adverse impact on our business.

Our business will be subject to substantial regulation under local and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation and transportation of oil, gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the oil and gas industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete, or abandonment of properties.

Permits, leases, licenses and approvals are required from a variety of regulatory authorities at various stages of exploration and extraction. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

Estimates of oil reserves that we make may be inaccurate, which could have a material adverse effect on us.

There are numerous uncertainties inherent in estimating quantities of oil and gas resources, including many factors beyond our control, and no assurance can be given that expected levels of resources or recovery of oil and gas will be realized. In general, estimates of recoverable oil and gas resources are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable quantities of oil and gas, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

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

Oil and gas extraction and development activities are dependent on the availability of equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our cost of doing business. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

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

Our revenues and earnings, if any, will be highly sensitive to the price of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. These factors include, without limitation, weather conditions, the condition of the U.S. and global economies, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war or the threat of war in oil and gas producing regions, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Significant changes in long-term price outlooks for oil and gas could have a material adverse effect on us.

Increases in our operating expenses will impact our operating results and financial condition.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the oil and gas that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, our results of operations may be adversely affected. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We also may be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We also could be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Environmental risks may adversely affect our business.

Oil and gas extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharges. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

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

Risks Related To Our Common Stock

There has been a limited trading market for our common stock that may impair your ability to sell your shares.

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

Our common stock is currently quoted on the NASD’s Over-the-Counter Bulletin Board under the symbol “TNEN.OB.” As indicated above, our common stock is not actively traded. As a result, investors may find it difficult to obtain accurate quotations of the price of our common stock. This situation severely limits the liquidity of the common stock, and would likely reduce the market price of the common stock and hamper our ability to raise additional capital.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
Dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel, and in connection with future strategic partnerships with other companies;

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

These and other factors are largely beyond our control, and the impact of these risks, individually or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the coming to market of oil and gas reserves that we are able to develop, expenses that we incur, the price of oil and gas in the commodities markets, and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

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

Our common stock is considered to be a “penny stock” and is therefore subject to SEC rules and regulations that (i) impose limitations upon the manner in which our shares may be publicly traded and (ii) regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules and may increase the difficulty investors might experience in attempting to liquidate such securities.

ITEM 2. DESCRIPTION OF PROPERTY

Properties

Our principal executive office is located at 1200 Smith Street, 16th Floor, Houston, Texas 77002. We pay a monthly rental of $300 per month for this virtual office lease, which we utilize for certain of our administrative needs. At that location, we have access to conference and meeting room facilities on an as needed basis. We also sublease approximately 175 square feet of office space at 1400 Woodloch Forest Drive, Suite 530, The Woodlands, Texas 77380 at a monthly cost of $850. We utilize this space for administrative needs as well including, but not limited to, our banking, oil and gas operations, and public company filing requirements. This sublease has a present term of six-months that expires on July 31, 2007 and is renewable thereafter for additional six-month terms. We also sublease office space in Golden, Colorado on a month-to-month basis. The rental charge associated with this lease, which is used in conjunction with our recently acquired Colorado leases, is $1,500 per month. We believe that our property leases are suitable for our current and projected needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER ATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High Bid(1)	Low Bid(1)

April 30, 2007	$2.67	$0.63
January 31, 2007	$3.82	$1.48
October 31, 2006	$6.02	$1.90
July 31, 2006	$2.15	$1.05
April 30, 2006	$1.05	$1.00
January 31, 2006	$0.22	$0.05
October 31, 2005	$0.05	$0.05
July 31, 2005	$0.05	$0.02
April 30, 2005	$0.02	$0.02

(1) All quotations prior to April 18, 2006 give retroactive effect to a 5-to-1 forward stock split which was effected on April 18, 2006.

As of July 17, 2007, we had 62 shareholders of record of our common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

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

Recent Sales of Unregistered Securities

During the past three years, we have issued the following securities without registration under the Securities Act of 1933:

On July 6, 2007 we issued 1,832,769 shares of our common stock to one person pursuant to a June 21, 2007 Purchase and Sale Agreement. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not for resale, and we took appropriate measures to restrict resale.

On May 11, 2007 we issued an aggregate of 25,000 shares of our common stock to our five advisory board members representing payment of the quarterly fee due to them for the quarter ended April 30, 2007. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On March 30, 2007 we issued a $500,000 convertible promissory note to one non-US purchaser in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. We received $250,000 related to this note issuance during April 2007 and the remaining $250,000 during May 2007.

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

On February 1, 2007 we issued 800,000 units at a price of $2.50 per unit, or $2 million on an aggregate basis, to one non-US purchaser in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consisted of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of three years at an exercise price of $3.50 per share.

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

On November 13, 2006 we sold 400,000 units at a price of approximately $2.50 per unit, or $1 million on an aggregate basis, to one non-US purchaser in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consisted of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of three years at an exercise price of $3.50 per share. The 400,000 shares comprising part of the units were issued on February 6, 2007.

On October 2, 2006 we sold 400,000 units at a price of approximately $2.50 per unit, or $1 million on an aggregate basis, to one non-US purchaser in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consisted of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of three years at an exercise price of $3.50 per share. The 400,000 shares comprising part of the units were issued on February 6, 2007.

On August 28, 2006 we sold 555,555 units at a price of approximately $3.60 per unit, or $2 million on an aggregate basis, to one non-US person in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of three years at an exercise price of $5.00 per share.

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

On July 27, 2006 we sold 650,000 units at a price of $1.00 per unit, or $650,000 on an aggregate basis, to one non-US person in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of three years at an exercise price of $1.70 per share.

On May 9, 2006 we sold 1,250,000 units at a price of $0.80 per unit or $1 million on an aggregate basis to one person in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each warrant is exercisable for a period of 3 years at an exercise price of $1.60 per share.

In March 2006 we sold 100,000 shares of our common stock at a price of $0.50 per share or $50,000 on an aggregate basis to one person in reliance on Regulation S of the Securities Act of 1933, as amended.

Effective January 27, 2006, we issued 10 million shares of our restricted common stock to Massimiliano Pozzoni in consideration of our acquisition of certain Alaska oil & gas leases from Mr. Pozzoni. The sale of the shares to Mr. Pozzoni was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

In April 2004 we issued 25 million shares of our common stock to Kevin Moe in consideration of $50. The sale of the shares to Mr. Moe was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Securities Authorized For Issuance Under Equity Compensation Plans

We have no stock option or other equity compensation plans and have never had any such plans.

ITEM 6. PLAN OF OPERATION

We commenced operation as an oil and gas exploration and development company in February 2006. We are in the development stage as an oil and gas exploration company and are presently engaged in oil and gas activities in Alaska and Colorado. During the year ended April 30, 2007 we also participated in oil and gas exploration activities in Louisiana and Texas.

We generated no revenues during the fiscal year ended April 30, 2007. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully drill exploration and production wells and complete producing property acquisitions. At the present time, we have no developed properties and no production.

In January 2006 and May 2006, we entered into agreements to acquire oil and gas leases representing approximately 25,000 acres in the Cook Inlet basin and approximately 10,000 acres in the North Slope basin areas of Alaska. These acquisitions have been completed although we are presently in the process of having the Cook Inlet leases re-registered in our name. We presently have a 100% working interest ownership in the Alaska leases, but may elect to sell parts of our interests at some point in the future.

In November 2006 we executed a letter agreement with Savant Alaska LLC (“Savant”). Savant holds leases for the exploration and production of oil and natural gas in an area of Alaska that is contiguous to certain of our Alaskan interests. Savant plans to commence drilling of a test well on this acreage (referred to as the “Kupcake Prospect”) during the first half of 2008.

We will pool certain of our Alaska leasehold interests with Savant on a net acreage basis and jointly drill the test well. We will have an 8.5% working interests within the pooled area, for which Savant will be the operator. Our share of the dry hole cost associated with the drilling of the Savant well is expected to approximate $1.1 million. Our share of related testing costs is expected to approximate $200,000. These costs may be decrease as Savant is actively pursuing additional partners for the project.

We will require additional financing to fund development costs associated with our existing prospects as well as for any additional lease acquisitions. No assurance can be given that such additional financing will be available to us as and when needed or, if available, the terms on which it will be available.

We plan to spend approximately $5 million during the year ending April 30, 2008 on exploration and development activities such as seismic data acquisition, additional lease acquisition, technical studies and participating in joint venture development and exploration drilling. We do not anticipate drilling on our Alaska properties during the next twelve months other than the Kupcake Prospect as described above. Our primary efforts in Alaska will focus on acquiring additional seismic data, conducting further technical evaluation of our Alaska leases, and exploring opportunities to sell a portion of our Alaskan working interests in an effort to reduce our risk and financial exposure.

We will require additional financing to meet our working capital requirements, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs such as regulatory compliance, investor relations, consulting and advisory services, Internet/web hosting, executive compensation, office and general expenses, professional fees, travel and entertainment, and rent and related expenses. We estimate that the level of working capital needed for these general and administrative costs for the next 12 months will approximate $1 million. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

Oil and gas exploration requires significant outlays of capital and in many situations may offer a limited probability of success. We hope to enhance our chances for success by effectively using available technology, rigorously evaluating sub-surface data, and, to the extent possible, managing dry hole and financial risks.

We intend to rely on synergistic partnering with sophisticated industry partners. The ideal partner would tend to be a regionally focused independent that has a solid grasp on the play's history, and a demonstrated understanding of the technology required to exploit the play. However, there is no assurance that we will be able to successfully negotiate any such partnering agreement or raise the necessary financing to invest in such a venture, or that any such venture will yield us any revenues or profits.

We continue to target selected acquisitions of proved on-shore properties in the United States and Canada. We are biased toward acquisitions of long-lived reserves and intend to target negotiated acquisitions. By focusing our efforts on negotiated acquisitions, we seek to avoid competitive bidding situations that are the norm for the sale of these assets and typically result in higher sales prices.

We face competition from firms that are well established, successful, better capitalized and, in many instances, willing to pay more for properties than what we might consider prudent. Our success will depend on the execution of our business plan to

•	identify available transactions;
•	quickly evaluate which transactions are most promising; and
•	negotiate creative transaction structures.

Presently our staff consists of our two executive officers, John Folnovic and Massimiliano Pozzoni. We do not expect significant changes in our number of employees during the next twelve months.

We intend to outsource certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Business Strategy

We plan to grow our business onshore in the U.S. through a balance of drilling and acquisitions. We will focus our efforts regionally to achieve economies of scale with predictable risk and bases of production. Our principal goals are to provide the Company and our shareholders with opportunity, growth and value.

After examining the fundamentals of the North American energy market over the last year, we began positioning ourselves to pursue the strategies described above based on the following beliefs about the energy industry:

•	production depletion rates in North America will accelerate;

•	finding, development and operating costs will continue to increase; and

•	conventional oil and gas production will soon reach a peak from which there will be no recovery, regardless of higher prices or improved technology.

These trends are becoming evident today. We believe that natural gas production will likely follow a similar bell-shaped curve of ramping up to a historic peak for conventional production (1970 for oil, 2001 for natural gas) and then slowly but steadily begin to decline thereafter. The major oil and gas companies have de-emphasized their search for new reserves in North America. As a result of the increased depletion rates and reduced discovery efforts, North American production has declined by one-third of previous levels. It also is becoming clear that the independent exploration and production companies will not be able to increase their own production enough to overcome the production declines of the major oil and gas companies.

We believe that emerging oil and gas companies, such as ours, can effectively position themselves to take advantage of this opportunity. To that end, we have adopted the following objectives:

•	Lease potentially significant productive acreage in under-explored, neglected, but still highly productive basins such as the Cook Inlet and Beaufort Sea areas in Alaska;

•	Lease as much of the potentially productive natural gas acreage in unconventional gas plays that we can identify;

•
Focus exclusively onshore in North America (and away from geopolitical unrest) where we can benefit from the highly trained and experienced workforce, large available seismic and well control database, and readily available drilling and production technologies;

•	Acquire all of the existing conventional natural gas and oil production and reserves we can afford; and

•	Engage in low to medium risk exploration and development of oil and gas reserves with sophisticated, industry-leading partners.

The second objective described above expands our strategic focus articulated last year.

We believe that natural gas demand is likely to steadily increase as the U.S. economy grows and as natural gas is increasingly seen as the most practical way to reduce greenhouse gas emissions and reduce the risk of climate change. We believe these factors will lead to continuing natural gas price strength in the years to come. Better technologies applied to unconventional reservoirs in a time of structurally higher natural gas prices will result in the discovery and development of significant new natural gas reserves.

As a result of these trends, we have expanded our focus beyond just Alaska and began to aggressively pursue new unconventional gas resource plays with potentially substantial upsides. We believe that this course of action will allow us to be well positioned for future success.

As we pursue these objectives, our business will be subject to the risks typically associated with a start-up company in the competitive and volatile oil and gas resources business.

Our tactics to execute our strategies and achieve our goals and objectives include:

•	Increasing development of internally generated prospects and opportunities;

•	Funding prospects developed by proven geoscientists;

•	Completing negotiated acquisitions of proved properties;

•	Maintaining tight control of general and administrative and geological and geophysical costs by keeping employee levels low and outsourcing as much of our activities as possible;

•	Designing creative deal structures to access acreage, seismic data, prospects and capital;

•	Arranging necessary financing to execute the business plan; and

•	Using equity ownership incentives to align the interests of all our employees and management with that of our shareholders.

Going Concern

In its report dated July 25, 2007, our auditors, Malone and Bailey, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the exploration stage and have had no revenues since our inception. For the period from February 1, 2006 (inception of the exploration stage) to April 30, 2007, we have accumulated a net loss of $9.1 million. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING, AND FINANCIAL DISCLOSURE

Williams and Webster, P.S., was our principal independent accountant for the fiscal year ended April 30, 2006. On August 31, 2006, we terminated their engagement and on September 1, 2006 we engaged Malone & Bailey, PC, as our principal independent accountant for the fiscal year ending April 30, 2007. The termination of Williams and Webster, P.S. and appointment of Malone & Bailey, PC was approved by our board of directors.

The report of Williams and Webster, P.S. on our financial statements for the year ended April 30, 2006 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle except that such report was modified to include an explanatory paragraph with respect to our ability, in light of our lack of revenues and history of losses, to continue as a going concern.

In connection with the audit for the year ended April 30, 2006 and during the subsequent interim period through August 31, 2006, there were no disagreements between us and Williams and Webster, P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Williams and Webster, P.S. to make reference to the subject matter of the disagreement in connection with their reports.

In connection with the audit of the fiscal year ended April 30, 2006 and during the subsequent interim period through August 31, 2006, Williams and Webster, P.S. did not advise us that:

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

Prior to the engagement of Malone & Bailey, PC we had no consultations or discussions with Malone & Bailey, PC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered by them on our financial statements. Further, prior to their engagement, we received no oral or written advice from Malone & Bailey, PC of any kind.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLPERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITHSECTION 16(a) OF THE EXCHANGE ACT

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

The following table sets forth certain information, as of July 20, 2007, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

John I. Folnovic	Chief Executive Officer, President and Director	51	June 1, 2006

Massimiliano Pozzoni	Secretary, Treasurer, Chief Financial and Accounting Officer and Director	31	January 27, 2006

Certain biographical information of our directors and officers is set forth below.

John I. Folnovic

Mr. Folnovic has served as our President, Chief Executive Officer and as a Director since June 1, 2006. Mr. Folnovic is an engineer and a 26-year petroleum industry veteran; formerly Vice President and Chief Operating Officer of Dominion Energy Canada Ltd. and President and Chief Executive Officer of Sunmatrix Petroleum Corporation. Prior to that, Mr. Folnovic held senior leadership positions in BP Canada and Amoco Canada gas and oil business units. He has led multidisciplinary teams of geologists, geophysicists, engineers, operations and administration staff in managing oil and gas assets generating $300 million in revenue and an annual capital budget of $200 million. He played an instrumental role in the development of BP Canada’s heavy oil assets that were subsequently sold to Canadian Natural Resources and Penn West Petroleum for $1.6 billion. Mr. Folnovic directed operations and a portfolio of assets that produced 60,000 boepd of oil and gas, including thermal heavy oil assets producing 30,000 bpd of bitumen. He was a recipient of the Chairman's Award for his work in implementing project management, risk analysis systems and portfolio management processes within Amoco Canada.

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

Massimiliano Pozzoni

Mr. Pozzoni has served as an executive officer of ours and as a Director since January 27, 2006. Mr. Pozzoni served as our sole executive officer from January 27, 2006 until June 1, 2006. From June 1, 2006 to the present, Mr. Pozzoni has served as our Secretary, Treasurer, and Chief Financial and Accounting Officer. From March 2004 until January 18, 2007 Mr. Pozzoni served as an executive officer and as a Director for Falcon Natural Gas Corp., a U.S. public company engaged in oil and gas operations. From November 2003 to June 1, 2005, Mr. Pozzoni also served as the Chief Executive Officer and Director of Gulf Coast Oil & Gas Inc., formerly Otish Mountain Diamond Company, a public reporting company. From September 2001 to July 2003, Mr. Pozzoni attended London Business School on a full-time basis. From June 2002 to August 2002, Mr. Pozzoni worked as a Summer Associate at Lehman Brothers Inc. From June 1998 to June 2001, Mr. Pozzoni worked as an engineer at Schlumberger Oilfield Services. Mr. Pozzoni received a Bachelor degree in International Business in 1998 from the University of Kansas and an MBA degree from the London Business School in 2003.

There are no family relationships among our executive officers and directors.

Employment Agreements

Effective June 1, 2006 we entered into an Executive Employment Agreement with John Folnovic pursuant to which Mr. Folnovic is serving as our President and Chief Executive Officer. The Agreement was amended (the “Amendment”) effective June 1, 2007 for an additional one year term. The Executive Employment Agreement, as amended, has a one year term and is renewable for up to three additional one year terms upon the mutual written consent of the parties. In consideration of Mr. Folnovic’s serving as an executive officer, we are paying or providing him with (i) a base annual salary of $120,000; (ii) expense reimbursement; (iii) the right to participate in all health insurance and other employee benefit plans that we may adopt in the future; and (iv) the right to participate in any incentive programs, stock option plans or bonus programs that we may implement in the future.

The Executive Employment Agreement and the employment relationship created thereby, will terminate upon the death or disability of Mr. Folnovic, and may be terminated by us with or without cause or by Mr. Folnovic for good reason. In the event the Executive Employment Agreement is terminated by us without cause or by Mr. Folnovic for good reason, Mr. Folnovic will be entitled to receive, in addition to any accrued salary, an amount equal to the greater of (i) three months salary or (ii) the remaining salary for the then current term.

On May 28, 2007 John Folnovic entered into a Stock Purchase Agreement with Massimiliano Pozzoni, our principal shareholder, pursuant to which Mr. Pozzoni sold 15,500,000 shares of our common stock to Mr. Folnovic at a price of $0.015 per share or an aggregate of $232,500. Although Mr. Folnovic was given good and marketable title to such shares free and clear of any and all liens, claims, encumbrances and adverse interest of any kind, Mr. Folnovic is not required to pay for the shares until 30 days following the occurrence of a “Liquidity Event”. For purposes of the Stock Purchase Agreement, a Liquidity Event is defined as (i) a Qualified IPO, (ii) a sale of any or all of the shares by Mr. Folnovic resulting in proceeds to Mr. Folnovic with a value of at least $1 million, (iii) receipt by Mr. Folnovic of cash or readily marketable property as dividends from us with respect to the shares (other than stock dividends) in an aggregate amount of at least $1 million or (iv) merger or consolidation of us resulting in cash proceeds or readily marketable proceeds to Mr. Folnovic with respect to the shares of at least $1 million. The term “Qualified IPO” means our first underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, provided that (a) such registration covers the offer and sale of common stock with aggregate proceeds to us of at least $20 million, (b) such common stock is listed for trading either on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market, and (c) the per share public offering price for such common stock net of underwriter discounts and commissions exceeds $2.50 per share (adjusted appropriately for stock splits, stock dividends, recapitalizations and the like). In the event a Liquidity Event does not occur prior to June 30, 2017, Mr. Folnovic has the right to rescind his acquisition of the shares. In such event, Mr. Folnovic will be entitled to retain all dividends, distributions, or other rights or profits received by him as a result of his ownership of the shares.

The Executive Employment Agreement originally provided Mr. Folnovic with the right to receive 1 million shares of our common stock at the end of every year of service under the Executive Employment Agreement up to a maximum aggregate of 5 million shares. In consideration of the Stock Purchase Agreement, Mr. Folnovic agreed to waive this right as set forth in the Amendment.

Massimiliano Pozzoni works for us pursuant to a verbal arrangement under which we pay Mr. Pozzoni $10,000 per month and reimburse his reasonable business expenses.

Term Of Office

Our Directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders. The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and no revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit committee and other committees.

Board of Directors

Our only directors are our two executive officers, neither of which is independent. We do not pay them for attending board meetings. They are reimbursed, however, for their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee, and one or more other committees but has not done so to date. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date this has not been a problem as no security holders have made any such recommendations. Our two directors perform all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities that are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended April 30, 2007 and 2006 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended April 30, 2007 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended April 30, 2007 that received annual compensation during the fiscal year ended April 30, 2007 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John Folnovic,(1) Chief Executive Officer	2007 2006	117,828 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Massimiliano Pozzoni, Chief Financial Officer	2007 2006	130,000 30,000	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1) John Folnovic has served as our Chief Executive Officer and as a Director since June 1, 2006.

(2) Massimiliano Pozzoni served as our sole executive officer and as a Director from January 27, 2006 until June 1, 2006. From June 1, 2006 to the present, Mr. Pozzoni has continued to serve as our Secretary, Treasurer, Chief Financial and Accounting Officer and as a Director.

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, except as provided herein with respect to our Executive Employment Agreement with John Folnovic, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended April 30, 2007 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of July 20, 2007 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of July 20, 2007. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Massimiliano Pozzoni 2 Allen Center 1200 Smith Street 16th Floor Houston, TX 77002	Common Stock, par value $0.0001 per share	19,250,000 Shares (Direct)	28.95%

John Folnovic 2 Allen Center 1200 Smith Street 16th Floor Houston, TX 77002	Common Stock, par value $0.0001 per share	15,500,000 Shares	23.31%

All officers and directors as a group (2 persons)	Common Stock, par value $0.0001 per share	34,750,000 Shares	52.26%

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

(2)	There were 66,495,469 shares of common stock issued and outstanding on July 20, 2007.

Changes in Control

Not Applicable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

In April 2004 we issued 25 million shares to Kevin Moe in connection with his founding of the Company. See Item 5. Recent Sales of Registered Securities.

Effective June 1, 2006 we entered into an Executive Employment Agreement with John Folnovic pursuant to which Mr. Folnovic is serving as our President and Chief Executive Officer. See Item 9. Employment Agreements.

Massimiliano Pozzoni serves as our Secretary, Treasurer and Chief Financial and Accounting Officer under a verbal month to month agreement. See Item 9. Employment Agreements.

Effective January 27, 2006 we issued 10 million shares of our restricted common stock to Massimiliano Pozzoni in consideration of our acquisition of certain State of Alaska oil and gas leases from Mr. Pozzoni. See Item 5. Recent Sales of Registered Securities and Item 1. Description of Business.

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

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation (1)

3.2	3.2	By-Laws (1)

3.3	Appendix A	Form of Certificate of Amendment of Articles of Incorporation (2)

3.4	Appendix A	Form of Certificate of Amendment of Articles of Incorporation (3)

4.1	4.1	$500,000 Convertible Promissory Note of Registrant dated March 30, 2007 (4)

10.1	10.1	Asset Purchase Agreement, dated January 23, 2006 among Registrant, Massimiliano Pozzoni and Kevin Moe (5)

Exhibit No.	SEC Report Reference No.	Description

10.2	10.2	Purchase Agreement dated as of May 9, 2006 between Registrant and Daniel K. Donkel and Samuel H. Cade (6)

10.3	10.1	Employment Agreement dated as of June 1, 2006 between Registrant and John Folnovic (7)

10.4	10.1	Participation Agreement effective as of June 7, 2006 between Registrant and Bayou City Exploration Inc. regarding the Frost National Bank Deep Prospect (8)

10.5	10.2	Participation Agreement effective as of June 7, 2006 between Registrant and Bayou City Exploration Inc. regarding the Windfall Prospect (8)

10.6	10.3	Participation Agreement effective as of June 7, 2006 between Registrant and Bayou City Exploration Inc. regarding the Zodiac II Prospect (8)

10.7	10.1	Participation Agreement effective as of July 28, 2006 between Registrant and Whitmar Exploration Company regarding the Deweyville Prospect (9)

10.8	10.2	Amendment to Purchase Agreement dated July 31, 2006 between Registrant and Daniel K. Donkel and Samuel H. Cade (9)

10.9	10.1	Development Agreement effective as of October 1, 2006 between Registrant and BP America Production Company (10)

10.10	10.1	Form of Engagement Letter Agreement with Advisory Board Members dated October 5, 2006 (11)

10.11	10.2	Letter Agreement dated November 13,2 006 (executed November 22, 2006) with Savant Alaska LLC regarding Kupcake Prospect (11)

10.12	10.3	Letter Agreement dated December 1, 2006 with BP America Production Company (11)

10.13	10.1	Development Agreement effective as of January 1, 2007 between Registrant and BP America Production Company (12)

10.14	10.1	Letter Agreement dated March 20, 2007 between Registrant and BP America Production Company (13)

Exhibit No.	SEC Report Reference No.	Description

10.15	10.2	Letter Agreement dated March 27, 2007 between Registrant and BP America Production Company (13)

10.16	10.1	Letter of Intent dated March 20, 2007 between Registrant and each of Angel LLC, CN Energy LLC, Swanson Energy Company, LLC, Fuel Exploration, LLC, MHBL Energy, LLC and Rocky Mountain Rig, LLC (4)

10.17	10.1	Purchase and Sale Agreement dated June 21, 2007 between Registrant and Constance Knight (14)

10.18	*	Amendment to Executive Employment Agreement between Registrant and John Folnovic made as of May 28, 2007

14	14	Code of Ethics (15)

21	*	List of Subsidiaries of Registrant

31.1	*	Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Principal Executive Officer

31.2	*	Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Principal Financial Officer

32.1	*	Rule 1350 Certificate of Chief Executive Officer

32.2	*	Rule 1350 Certificate of Chief Financial Officer

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

(3)
Filed with the Securities and Exchange Commission on May 29, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Definitive Information Statement dated May 29, 2007, which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission on April 5, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 20, 2007, which exhibit is incorporated herein by reference.

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

(9)
Filed with the Securities and Exchange Commission on August 1, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated July 27, 2006, which exhibit is incorporated herein by reference.

(10)
Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated October 6, 2006, which exhibit is incorporated herein by reference.

(11)
Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 2006, which exhibit is incorporated herein by reference.

(12)
Filed with the Securities and Exchange Commission on February 8, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 7, 2007, which exhibit is incorporated herein by reference.

(13)
Filed with the Securities and Exchange Commission on April 2, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 26, 2007, which exhibit is incorporated herein by reference.

(14)
Filed with the Securities and Exchange Commission on June 29, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated June 21, 2007, which exhibit is incorporated herein by reference.

(15)
Filed with the Securities and Exchange Commission on August 14, 2006 as an exhibit numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended April 30, 2006, which exhibit is incorporated herein by reference.

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended April 30, 2007 and 2006 are set forth in the table below:

	Fiscal year ended	Fiscal year ended
Fee Category	April 30, 2007	April 30, 2006

Audit fees (1)	$53,800	$9,000

Audit-related fees (2)	0	4,704

Tax fees (3)	0	0

All other fees (4)	1,200	0

Total fees	$55,000	$13,704

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

TRUE NORTH ENERGY CORPORATION

Date: July 27, 2007	By:	/s/ John I. Folnovic
John I. Folnovic, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of July, 2007.

/s/ John I. Folnovic
John I. Folnovic, President and Chief Executive Officer

/s/ Massimiliano Pozzoni
Massimiliano Pozzoni, Secretary, Treasurer, Chief Financial and Accounting Officer and Director

PART II - FINANCIAL INFORMATION

ITEM 7. FINANCIAL STATEMENTS

PAGE

Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets as of April 30, 2007 and 2006	F-4

Statements of Operations for the years ended April 30, 2007 and 2006 and for the period from February 1, 2006 (inception of exploration stage) to April 30, 2007	F-5

Statements of Cash Flows for the years ended April 30, 2007 and 2006 and for the period from February 1, 2006 (inception of exploration stage) to April 30, 2007	F-6

Statements of Changes in Stockholders’ Equity for the years ended April 30, 2006 and 2007	F-7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

True North Energy Corporation
Houston, Texas

We have audited the accompanying balance sheet of True North Energy Corporation (an exploration stage company formerly known as Ameriprint International Ltd.) as of April 30, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and the period from January 31, 2006 (inception of exploration stage) through April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
The financial statements of True North Energy Corporation as of April 30, 2005 were audited by other auditors whose report dated June 30, 2005 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s operating losses, minimal cash, and absence of revenue raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 9, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors
True North Energy Corporation
Houston, Texas

We have audited the accompanying balance sheet of True North Energy Corporation (the “Company”) as of April 30, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2007 and the period from February 1, 2006 (Inception of Exploration Stage) through April 30, 2007. The financial statements for the period February 1, 2006 (Inception of Exploration Stage) through April 30, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period February 1, 2006 (Inception of Exploration Stage) through April 30, 2006, include total revenues and accumulated deficit of $0 and $80,596, respectively. Our opinion on the statements of operations, stockholders' equity and cash flows for the period February 1, 2006 (Inception of Exploration Stage) through April 30, 2007, insofar as it relates to amounts for prior periods through April 30, 2006, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2007 and the results of operations and cash flows for the year ended April 30, 2007 and the period from February 1, 2006 through April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and has accumulated losses since February 1, 2006 (inception of exploration stage), which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey PC
www.malone-bailey.com
Houston, Texas
July 25, 2007

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
Balance Sheets

	April 30,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$267,845	$37,223
Interest receivable	2,367	-
Note receivable	180,000	-
Prepaid expenses and other current assets	382,642
Total current assets	832,854	37,223
Website development, net of accumulated amortization of $9,172 and $2,409, respectively	14,754	4,817
Property and equipment (net of accumulated depreciation of $1,875 and $ -, respectively)	9,349	-
Unproven oil and gas properties, using successful efforts accounting method	685,400	373,775
Total assets	$1,542,357	$415,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$142,458	$16,097
Stock compensation payable	161,171	-
Insurance note payable	196,656	-
Deposits on stock purchase	-	50,000
Total current liabilities	500,285	66,097
Note payable	250,000	-
Liabilities from discontinued operations	-	15,000
Total liabilities	750,285	81,097

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, par value $.0001; 250,000,000 shares authorized; 64,662,700 and 60,100,000 shares issued and outstanding, respectively	6,466	6,010
Additional paid-in capital	10,007,662	481,654
Pre-exploration stage accumulated deficit	(72,350)	(72,350)
Accumulated deficit during exploration stage	(9,149,706)	(80,596)
Total stockholders’ equity	792,072	334,718
Total liabilities and stockholders’ equity	$1,542,357	$415,815

See notes to financial statements.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
Statements of Operations

	Year Ended April 30,		From February 1, 2006 (Inception of Exploration Stage) to April 30,
	2007	2006	2007

Revenues	$-	$-	$-

Costs and expenses:
Exploration costs	6,473,608	-	6,473,608
Lease operating expenses	107,616	-	107,616
General and administrative:
Compensation and benefits	1,650,439	20,000	1,670,439
Legal and accounting	274,920	43,331	323,251
Investor relations	152,240	-	152,240
Advisory board fees	210,636	-	210,636
Other G&A expenses	197,903	16,663	209,566
Depreciation and amortization	8,638	602	9,240
Total costs and expenses	9,076,000	80,596	9,156,596

Loss from operations	(9,076,000)	(80,596)	(9,156,596)

Other income (expense):
Interest income	10,876	-	10,876
Interest expense	(3,986)	-	(3,986)

Loss before income taxes	(9,069,110)	(80,596)	(9,149,706)
Income taxes	-	-	-
Allocation of net loss to discontinued operations, net of income taxes	-	(40,612)	-

Net loss	$(9,069,110)	$(121,208)	$(9,149,706)

Basic and diluted loss per common share	$(0.14)	$(0.01)

Weighted-average common shares outstanding	63,111,430	10,666,667

See notes to financial statements.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended April 30,		From February 1, 2006 (Inception of Exploration Stage) to April 30,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$(9,069,110)	$(121,208)	$(9,149,706)
Discontinued operations	-	40,612	-
Net loss from continuing operations	(9,069,110)	(80,596)	(9,149,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,638	602	9,240
Stock-based compensation	1,476,465	-	1,476,465
Accrued stock-based compensation	161,171	-	167,171
Dry hole costs	6,196,019	-	6,196,019
Changes in operating assets and liabilities:
Prepaid expenses and other	(133,673)	-	(129,644)
Accounts payable and accrued liabilities	126,359	66,041	129,076
Liabilities from discontinued operations	(15,000)	(33,355)	-
Net cash used in operating activities	(1,249,131)	(47,308)	(1,307,379)

Cash Flows From Investing Activities
Additions to oil and gas properties	(6,507,644)	-	(6,507,644)
Advances to seller in connection with acquisition of oil and gas properties	(180,000)	-	(180,000)
Purchases of property and equipment	(11,224)	-	(11,224)
Website development	(16,700)	-	(22,119)
Net cash used in investing activities	(6,715,568)	-	(6,720,987)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	8,000,000	50,000	8,100,000
Proceeds from issuance of note payable	250,000	-	250,000
Payments on insurance note payable	(54,679)	-	(54,679)
Net cash provided by financing activities	8,195,321	50,000	8,295,321

Net increase in cash and cash equivalents	230,622	2,692	266,955
Cash and cash equivalents, beginning of period	37,223	34,531	890

Cash and cash equivalents, end of period	$267,845	$37,223	$267,845

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,986	$-	$3,986
Income taxes	-	-	-

Non-Cash Investing and Financing Activities
Common stock issued for oil and gas leases	$-	$373,775	$373,775
Contribution of capital via forgiveness of debt through discontinued operations	-	23,945	23,945
Common stock issued for deposit on common stock	50,000	-	-

See notes to financial statements.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity

	Common Stock			Pre-	Deficit
	Shares	Amount	Additional Paid-in Capital	Exploration Stage Accumulated Deficit	Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficit)

Balance, April 30, 2005	50,000,000	$5,000	$34,944	$(31,738)	$-	8,206
Issuance of common stock for oil and gas leases at $0.037 per share	10,000,000	1,000	372,775	-	-	373,775
Issuance of common stock for cash at $0.50 per share	100,000	10	49,990	-	-	50,000
Contribution of capital	-	-	23,945	-	-	23,945
Net loss for the year ended April 30, 2006	-	-	-	(40,602)	(80,596)	(121,208)
Balance, April 30, 2006	60,100,000	6,010	481,654	(72,350)	(80,596)	334,718
Issuance of common stock from deposit on stock purchase	100,000	10	49,990	-	-	50,000
Issuance of units consisting of one share of common stock and one warrant	4,405,555	441	7,999,559	-	-	8,000,000
Issuance of common stock at prices ranging from $0.77 to $3.11 per share in exchange for advisory board services	57,145	5	101,459	-	-	101,464
Restricted stock grants	-	-	1,375,000	-	-	1,375,000
Net loss for the year ended April 30, 2007	-	-	-	-	(9,069,110)	(9,069,110)

Balance, April 30. 2007	64,662,700	$6,466	$10,007,662	$(72,350)	(9,149,706)	$792,072

See notes to financial statements.

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

Organization
True North Energy Corporation (the “Company” or “True North”), formerly Ameriprint International, Ltd. (“Ameriprint”), was incorporated in the state of Nevada in April 2004. True North is engaged in the acquisition, exploration, development and production of oil and gas properties in the United States. The Company is in the exploration stage, has no developed reserves or production, and has not realized any revenues from its operations.

Ameriprint provided printing, advertising and graphic design services to commercial customers. During January 2006 Ameriprint underwent a change of control and operation of its prior business activities was discontinued. Immediately thereafter, Ameriprint was renamed True North and commenced operation as an independent oil and gas entity.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which implies that True North will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of True North as a going concern is dependent upon many factors including, but not limited to, continued financial support from its shareholders, receipt of additional financing when and as needed to finance its ongoing business, and the attainment of profitable operations.

True North has had no revenues and has accumulated losses since February 1, 2006 (inception of exploration stage). The Company will require additional financing in order to execute its business plan. There can be no assurance that such financing will be available to the Company as and when needed or, if available, the reasonableness of the terms of such financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability or classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared on a consistent basis in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

Use of Estimates
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could vary from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

Financial Instruments
The fair values of cash and cash equivalents, note subscription and other receivables, notes receivable, accounts payable, accrued liabilities and notes payable approximate their carrying values due to the short-term nature of these financial instruments.

Concentrations of Credit Risk
Financial instruments that potentially subject True North to concentration of credit risk consist of cash and cash equivalents. As of April 30, 2007, the Company had cash balances approximating $177,000 in excess of federally insured limits. True North’s cash balances are maintained in bank accounts at large, high-quality financial institutions. Accordingly, management believes that the credit risk associated with its bank deposits is minimal.

Oil and Gas Properties
True North uses the successful efforts method of accounting for its oil and gas activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells and related asset retirement costs are capitalized. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense as incurred.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of the impairment by providing an allowance. Capitalized costs associated with oil and gas properties, after consideration of estimated residual values, are depreciated and depleted on a unit-of-production basis over the remaining life of proved developed reserves on a field basis.

Asset Retirement Obligation
Estimated costs related to the abandonment of wells are based on the depth of the well and the completion type and are based on past costs of similar wells.

Property and Equipment
Property and equipment are valued at cost. Additions are capitalized and depreciated using the straight-line method over estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred.

Long-Lived Assets
The carrying value of long-lived and intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” In accordance with SFAS 123(R), stock-based compensation includes compensation expense for all share-based payments based on the grant date fair value. Such compensation expense is recognized over the related service period.

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

Income Taxes
The Company records a provision for income taxes using the “liability” method as prescribed by FAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Loss per Share
Loss per share is computed in accordance with FAS No. 128, “Earnings per Share.” FAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted-average number of shares outstanding during the period (denominator).

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Common stock warrants were not included in the calculation of diluted EPS as the effect was antidilutive.

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

New Accounting Pronouncements
True North does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

NOTE 3 - UNPROVEN OIL AND GAS PROPERTIES

The Company is engaged in oil and gas exploration activities in Alaska, Texas and Louisiana. Presently, it has no developed properties or production. During the year ended April 30, 2007, True North paid $6,507,644 for property acquisitions and drilling costs and expensed $6,196,019 as dry hole costs.

In June 2007 the Company acquired certain oil and gas leases covering more than 17,000 acres in Colorado. The purchase price for these leases approximated $1.0 million and was paid with a combination of cash (approximately $345,000) and shares of the Company’s common stock. The Company advanced the proposed seller $180,000 of the cash consideration during January 2007 in the form of a note receivable. The note bore interest at the rate of 5% per annum and was repaid upon the closing of the Company’s acquisition of the Colorado oil and gas leases.

NOTE 4 - NOTES PAYABLE

Insurance Note Payable
In February 2007 True North entered into a premium financing agreement related to its various insurance policies. The amount financed approximated $251,000 and is payable in nine equal monthly installments beginning March 1, 2007. The effective interest rate associated with the premium financing agreement approximates 7.0%.

Note Payable
On March 30, 2007 True North executed an agreement with an off-shore investor pursuant to which it agreed to issue $500,000 of notes payable. Proceeds of the notes (the “Notes”) were received in two equal installments during April and May 2007. The Notes, which mature on March 30, 2010, are unsecured obligations of the Company and bear interest at an annual rate of 8.0%. Interest is payable semi-annually on October and April 1st of each year.

In the event the Company had completed an offering of $10 million or more of debt or equity securities prior to June 29, 2007, the Notes would have automatically converted into like shares or securities issued in that offering. No such offering was completed. Consequently, as specified by the terms of the Notes, the purchaser of the Notes will be granted warrants for the purchase of 275,634 shares of the Company’s common stock. These warrants will be exercisable for a period of three years from the date of grant an exercise price of $2.54 per share.

Future maturities of long-term debt are as follows:

Year Ended April 30

2008	$196,656
2009	-
2010	500,000
Total	$696,656

NOTE 5 - STOCK-BASED COMPENSATION

During the year ended April 30, 2007 True North entered into an employment agreement with its chief executive officer. Pursuant to the terms of the employment agreement, that individual was granted five million shares of the Company’s restricted stock issuable ratably at the end of each annual service period.. The restricted stock grant vests ratably over a period of five years. Stock-based compensation expense resulting from this restricted stock grant is included in compensation and benefits in the accompanying statement of operations and totaled $1,375,000 during the year ended April 30, 2007.

The employment agreement was amended in May 2007 to, among other things, reflect the voluntary revocation of the restricted stock grant. Contemporaneously therewith, True North’s chief executive officer purchased 15.5 million shares of the Company’s common stock from True North’s principal shareholder. True North recognized stock-based compensation expense of approximately $8.9 million during May 2007 in connection with this purchase, which was calculated as the difference between the purchase and market prices of the 15.5 million shares less the previously recognized stock-based compensation expense associated with the original restricted stock grant.

True North also recognized stock-based compensation expenses totaling $262,636 during the year ended April 30, 2007 related to services provided to the Company by members of its advisory board and other third parties. As of April 30, 2007, $161,171 is reflected as stock compensation payable in the Company’s balance sheet. This amount includes stock compensation expenses associated with 161,781 shares earned through April 30, 2007 that are not issuable by the Company until July 2007.

NOTE 6 - COMMON STOCK

In May 2007, True North received the consent of its board of directors and shareholders owning a majority of its common stock to amend its articles of incorporation to increase the number of shares of common stock it may issue. The amendment has yet to be effected. Prior to the amendment, the Company is authorized to issue up to 100 million shares, par value $0.0001 per share, of its common stock. Following the amendment, the Company will be authorized to issue up to 250 million shares of its $0.0001 par value common stock.

The Company issued 100,000 shares of its common stock during the year ended April 30, 2007 related to a fiscal year 2006 deposit of $50,000 to purchase the Company’s common stock.

During the year ended April 30, 2007, the Company sold a total of 4,405,555 units to several purchasers in reliance on Regulation S of the Securities Act of 1933, as amended. Each unit consisted of one share of the Company’s common stock and one common stock purchase warrant exercisable for the purchase of an additional share of common stock. Each common stock purchase warrant is exercisable for a period of three years.

 The following table summarizes the Company’s sales of units during the year ended April 30, 2007:

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

NOTE 7 - INCOME TAXES

True North incurred net losses during each of the years ended April 30, 2007 and 2006. Consequently, the Company has no current tax liability. The Company’s net deferred tax assets, which consist principally of tax loss carryforwards, have been fully reserved as of April 30, 2007. The Company’s net operating loss carryforward approximated $7.6 million and $153,000 as of April 30, 2007 and 2006, respectively, and will expire in the years 2024 through 2026.

True North’s deferred tax assets consisted of the following as of April 30, 2007:

Deferred Tax Assets	2007	2006

Net operating loss carryforwards	$2,583,003	$52,000
Property and equipment	68	-
Gross deferred tax assets	2,583,071	52,000
Valuation allowance	(2,583,071)	(52,000)
Net deferred tax assets	$-	$-

NOTE 8 - RELATED PARTY TRANSACTIONS

As of April 30, 2006 the Company had recognized a liability payable to its former president totaling $15,000. This obligation, which was unsecured, non-interest bearing and due on demand, is reported as “Liabilities from discontinued operations” in the accompanying balance sheets. The outstanding balance related to this obligation was repaid during August 2006.

NOTE 9 - COMMITMENTS

True North pays $300 per month associated with the month-to-month lease of virtual office space in Houston, Texas. True North also subleases office space at a monthly cost of $850 in The Woodlands, Texas. This space is utilized for the Company’s administrative needs including, but not limited to, its banking, oil and gas operations, and public company filing requirements. This sublease expires on July 31, 2007 and is renewable thereafter for additional six-month terms. True North also subleases office space in Golden, Colorado on a month-to-month basis. The rental charge associated with this lease, which is used in conjunction with True North’s recently acquired Colorado leases, is $1,500 per month.