Form 10QSB
period 2007-07-31
True North Energy CORP
filed 2007-09-19
CIK 1292521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

As of September 12, 2007, there were 66,680,973 shares of the issuer’s common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TRUE NORTH ENERGY CORPORATION
JULY 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed “Plan of Operation” as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-KSB for the year ended April 30, 2007. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

All references in this Form 10-QSB to the “Company,” “True North Energy,” “we,” “us” or “our” are to True North Energy Corporation. All references to share amounts in this Form 10-QSB give retroactive effect to a 5:1 forward stock split that was affected by the Company on April 18, 2006.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Balance Sheets as of July 31, 2007 and April 30, 2007 (Unaudited)	5

Statements of Operations for the three month periods ended July 31, 2007 and 2006 and for
the period from February 1, 2006 (inception of exploration stage) to July 31, 2007 (Unaudited)	6

Statements of Cash Flows for the three-month periods ended July 31, 2007 and 2006 and for
the period from February 1, 2006 (inception of exploration stage) to July 31, 2007 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

TRUE NORTH ENERGY CORPORATION
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	July 31, 2007	April 30, 2007

Assets
Current assets:
Cash and cash equivalents	$31,057	$267,845
Prepaid expenses and other current assets	276,262	382,642
Note receivable	-	180,000
Interest receivable	-	2,367
Total current assets	307,319	832,854
Website development, net of accumulated amortization of $11,166 and $9,172, respectively	12,760	14,754
Property and equipment (net of accumulated depreciation of $2,559 and $1,875, respectively)	8,665	9,349
Unproven oil and gas properties, using successful efforts accounting method	2,249,293	685,400
Total assets	$2,578,037	$1,542,357

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$365,763	$142,458
Stock compensation payable	88,062	161,171
Insurance note payable	85,262	196,656
Total current liabilities	539,087	500,285
Notes payable, net of unamortized discount of $95,783	404,217	250,000
Total liabilities	943,304	750,285

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; 66,580,973 and 64,662,700 shares issued and outstanding, respectively	6,658	6,466
Additional paid-in capital	20,143,868	10,007,662
Pre-exploration stage accumulated deficit	(72,350)	(72,350)
Accumulated deficit during exploration stage	(18,443,443)	(9,149,706)
Total stockholders’ equity	1,634,733	792,072
Total liabilities and stockholders’ equity	$2,578,037	$1,542,357

See notes to financial statements.

TRUE NORTH ENERGY CORPORATON
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended July 31,		From February 1, 2006 (Inception of Exploration Stage) to July 31,
	2007	2006	2007

Revenues	$-	$-	$-

Costs and expenses:
Exploration costs	19,531	101,605	6,493,139
Lease operating costs	84,309	-	191,925
General and administrative:
Compensation and benefits	9,028,129	313,184	10,698,568
Legal and accounting	54,424	31,839	377,675
Investor relations	18,052	65,739	170,292
Advisory board fees	(10,359)	-	200,277
Other G&A expenses	80,261	86,291	289,827
Depreciation and amortization	2,678	951	11,918
Total costs and expenses	9,277,025	599,609	18,433,621

Loss from operations	(9,277,025)	(599,609)	(18,433,621)

Other income:
Interest income	764	2,780	11,640
Interest expense	(17,476)	-	(21,462)

Loss before income taxes	(9,293,737)	(596,829)	(18,443,443)
Income taxes	-	-	-

Net loss	$(9,293,737)	$(596,829)	$(18,443,443)

Basic and diluted loss per common share	$(0.14)	$(0.01)

Weighted-average common shares outstanding	65,459,556	61,255,978

See notes to financial statements.

TRUE NORTH ENERGY CORPORATON
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three months Ended July 31,		From February 1, 2006 (Inception of Exploration Stage) to July 31,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$(9,293,737)	$(596,829)	$(18,443,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,678	951	11,918
Stock-based compensation	8,943,250	250,000	10,419,715
Accrued stock-based compensation	(43,277)	-	88,062
Dry hole costs	-	-	6,196,019
Accretion of debt discount	4,527	-	4,527
Changes in operating assets and liabilities:
Prepaid expenses and other	85,512	-	(41,003)
Accounts payable and accrued liabilities	115,958	45,659	274,869
Net cash provided by (used in) operating activities	(185,089)	300,219	(1,489,336)

Cash Flows From Investing Activities
Additions to oil and gas properties	(135,306)	(712,486)	(6,642,950)
Acquisition of oil and gas leases	(55,000)	-	(238,132)
Purchases of property and equipment	-	-	(11,224)
Website development	-	(12,572)	(22,119)
Net cash used in investing activities	(190,306)	(725,058)	(6,914,425)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	1,150,000	8,100,000
Proceeds from issuance of notes payable	250,000	-	500,000
Payments on insurance note payable	(111,393)	-	(166,072)
Net cash provided by financing activities	138,607	1,150,000	8,433,928

Net increase (decrease) in cash and cash equivalents	(236,788)	124,723	30,167
Cash and cash equivalents, beginning of period	267,845	37,223	890

Cash and cash equivalents, end of period	$31,057	$161,946	$31,057

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,483	$-	$6,469
Income taxes	-	-	-

Non-Cash Investing and Financing Activities
Common stock issued for oil and gas leases	1,063,006	-	1,436,781
Discount on notes for relative fair value	100,310	-	100,310
Contribution of capital via forgiveness of debt through discontinued operations	-	-	23,945

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the Company’s audited financial statements for the year ended April 30, 2007 as reported in Form 10-KSB have been omitted.

Certain reclassifications have been made to the prior year financial statements to conform with the current presentation.

NOTE 2 – GOING CONCERN

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

NOTE 3 – UNPROVEN OIL AND GAS PROPERTIES

The Company is engaged in oil and gas exploration activities in Alaska, Texas and Louisiana. Presently, it has no developed properties or production. In June 2007 the Company acquired certain oil and gas leases covering more than 17,000 acres in Colorado. The purchase price for these leases approximated $1.4 million and was paid with a combination of cash (approximately $345,000) and 1,832,769 shares of the Company’s common stock valued at approximately $1,063,000. The Company advanced the proposed seller $180,000 of the cash consideration during January 2007 in the form of a note receivable. The note bore interest at the rate of 5% per annum and was repaid upon the closing of the Company’s acquisition of the Colorado oil and gas leases.

TRUE NORTH ENERGY CORPORATON
(An Exploration Stage Company)
Notes to Financial Statements – Continued
(Unaudited)

NOTE 4 – NOTES PAYABLE

On March 30, 2007 True North signed an agreement with an off-shore investor to issue $500,000 of notes payable. Proceeds of the notes were received in two equal installments during April and May 2007. In August 2007 the Company cancelled the original convertible promissory note dated March 30, 2007 (the “Cancelled Note”) and replaced it with two $250,000 convertible promissory notes, dated April 10, 2007 and May 15, 2007, respectively (the “Replacement Notes”). The holder of the Cancelled Note agreed to the cancellation and replacement as the date of the new notes reflected the actual dates on which funds were received from the holder.

Except for timeline changes owing to the dates of the Replacement Notes, the Replacement Notes contain the same material terms as the Cancelled Note. They bear interest at the rate of 8% per annum and subject to prior conversion or acceleration, note principal is due in a single payment on the third anniversary of the date of each note. Interest on the Replacement Notes is payable semi-annually with the first of such interest payments due the first day of the first month following 180 days from the respective dates of the Replacement Notes.

The notes had contingencies for conversion and warrants based on the success of a debt or equity offering that the Company would attempt to undertake.  In the event the Company raised $10 million in an offering within 90 days of the issuance of the notes, the notes would be converted to the Company’s common stock on the same terms as the offering.  In the event the Company was not able to raise the $10 million within 90 days of issuance of the notes, the notes would mature three years from the date of issuance and the note holder would be entitled to warrants based on a formula within the agreement.  The Company was unsuccessful in raising the $10 million in the 90 days and both the April and May notes, contingencies for warrant issuances were triggered 90 days after their respective issuance dates.  Pursuant to the terms of the April 10, 2007 Replacement Note, on August 30, 2007 True North issued 182,249 common stock purchase warrants to the holder, each exercisable for the purchase of one share of common stock for a period of three years from issuance at a price of $1.92 per share. Pursuant to the terms of the May 10, 2007 Replacement Note, on August 30, 2007 True North issued 298,330 common stock purchase warrants to the holder, each exercisable for the purchase of one share of common stock for a period of three years from issuance at a price of $1.17 per share.  Both tranches of warrants were fair valued using the Black Scholes option pricing model which resulted in total fair value of $125,706 and a relative fair value of $100,310 resulting in a discount to the notes payable that will be accreted using the effective interest method over the remaining term of the notes.  Interest expense for the three months ended July 31, 2007 totaled $4,527.

A summary of the notes payable at July 31, 2007:

Proceeds from notes	$500,000
Less: relative fair value of warrants	(100,310)
Add: accretion of discount	4,527
Carrying value at July 31, 2007	$404,217

The Company evaluated the conversion option and the warrants under FAS 133 and EITF 00-19 for derivative accounting and determined both the conversion option and the warrants were not liabilities and therefore derivative accounting was not applicable.  The Company evaluated the conversion option under EITFs 98-5 and 00-27 and determined the conversion option was contingent and ultimately did not result in a beneficial conversion feature.

NOTE 5 – STOCK-BASED COMPENSATION

During the year ended April 30, 2007 True North entered into an employment agreement with its chief executive officer. Pursuant to the terms of the employment agreement, that individual was granted five million shares of the Company’s restricted stock issuable ratably at the end of each annual service period. The restricted stock grant vested ratably over a period of five years. The employment agreement was amended in May 2007 to, among other things, reflect the voluntary revocation of the restricted stock grant. Contemporaneously therewith, True North’s chief executive officer purchased 15.5 million shares of the Company’s common stock from True North’s principal shareholder. True North recognized stock-based compensation expense of approximately $8.9 million during the three-month period ended July 31, 2007 in connection with this purchase, which was calculated as the difference between the purchase and market prices of the 15.5 million shares less the previously recognized stock-based compensation expense associated with the original restricted stock grant.

The Company issued 25,000 shares of its common stock during the three-month period ended July 31, 2007, in connection with services provided by its advisory board. As of July 31, 2007, $88,062 is reflected as stock compensation payable in the Company’s balance sheet related to services provided to the Company by members of its advisory board. This amount reflects stock compensation expenses associated with 204,795 shares earned through July 31, 2007 that are not issuable by the Company until October 2007.

The company issued 60,504 shares of its common stock during the three months ended July 31, 2007 in connection with two consulting agreements. The stock was valued at $29,832 and was previously expensed as part of the April 30, 2007 stock payable balance.

TRUE NORTH ENERGY CORPORATON
(An Exploration Stage Company)
Notes to Financial Statements – Continued
(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

On August 23, 2007 True North received an aggregate of $250,000 in loan proceeds from two persons (the “Lenders”) and issued to each of the Lenders a secured promissory note in the principal amount of $125,000 (each a “Note” and collectively the “Notes”). Each Note bears interest at the rate of 12% per annum. Subject to earlier payment, at the Company’s option, interest on the unpaid principal amount of each Note is payable in monthly installments commencing September 1, 2007 and principal is due and payable on the earlier of November 19, 2007 or 15 days following the closing of an asset acquisition the Company has entered into with Prime Natural Resources, Inc., a Texas corporation (see below). If all interest and principal due on the Note is not paid on or before November 19, 2007 the interest rate will be increased to 24% per annum from November 19, 2007 until the Note is repaid in full. The Company also issued 100,000 shares of its restricted common stock to the Lenders in connection with the Notes. Until paid in full, each Note is secured by 1,250,000 shares of restricted common stock (the “Stock”) standing in the name of Massimiliano Pozzoni and/or John Folnovic, both of whom are officers and significant shareholders of the Company. At the loan closings, True North paid each Lender a cash fee of $3,750 to reimburse them for the costs and expenses incurred by them in connection with the loan transaction. True North further agreed to pay the reasonable fees and disbursements of their respective legal counsels in connection with the enforcement of their rights under the Notes.

On August 31, 2007 the Company's newly formed, wholly-owned subsidiary, ICF Energy Corporation (“ICF”) entered into a Purchase and Sale Agreement (the “Agreement”) with Prime Natural Resources, Inc., a Texas corporation (“Prime”) whereby ICF agreed to acquire certain oil and gas properties and related assets (the property and assets are hereinafter collectively referred to as the “Assets”) of Prime located in Brazoria County, Texas for $3.5 million (the “Purchase Price”). The Purchase Price is payable in cash ($2.8 million) and shares ($700,000) of our restricted common stock (the “Shares”). The shares were valued at the average closing trading price of the Company’s common stock for the ten trading days immediately preceding August 31, 2007 (1,928,375 shares). According to the terms of the Agreement, closing must occur no later than September 21, 2007 but may be extended in certain circumstances. Notwithstanding the foregoing, either party may terminate the agreement at any time after September 30, 2007 if the closing has not occurred by such date. True North is currently negotiating funding that will allow it to close the Asset acquisition although no assurance can be given that it will be successful in this endeavor.

ITEM 2. PLAN OF OPERATION

We commenced operation as an oil and gas exploration and development company in February 2006. We are in the exploration stage as an oil and gas exploration company and are presently engaged in oil and gas activities in Alaska, Louisiana, Texas and Colorado. During the year ended April 30, 2007 we also participated in oil and gas exploration activities in Louisiana and Texas.

We have not generated any revenues to date. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully drill exploration and production wells and complete producing property acquisitions. At the present time, we have no developed properties and no production.

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

We will pool certain of our Alaska leasehold interests with Savant on a net acreage basis and jointly drill the test well. We will have an 8.5% working interests within the pooled area, for which Savant will be the operator. Our share of the dry hole cost associated with the drilling of the Savant well is expected to approximate $1.1 million. Our share of related testing costs is expected to approximate $200,000. These costs may decrease as Savant is actively pursuing additional partners for the project.

In June 2007 we acquired certain oil and gas interests and properties in northwest Colorado in an area covering more than 17,000 acres. At the time of acquisition, these oil and gas interests had no production. We hold a 100% working interest in the leases comprising part of the acquired assets. We are currently refining our development plans for the area and expect to start seismic work during the second half of 2008. The purchase price for the interests and properties was approximately $1.4 million, together with an overriding royalty of one to three percent based on the applicable net revenue interest remaining after the landowner’s royalty and existing burdens have been deducted. The purchase price was paid $345,477 in cash and $1,063,006 in shares of our restricted common stock. The number of shares issued was determined based upon the value of our common stock at the market close on June 21, 2007, less a 35% discount. Pursuant thereto, on July 6, 2007 we issued 1,832,769 shares of common stock to the seller. In January 2007 we loaned $180,000 to the seller. Repayment of this loan, which bore interest at an annual rate of 5%, was received in full at the closing of the acquisition.

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

We intend to rely on synergistic partnering with sophisticated industry partners. The ideal partner would tend to be a regionally focused independent that has a solid grasp on the play’s history, and a demonstrated understanding of the technology required to exploit the play. However, there is no assurance that we will be able to successfully negotiate any such partnering agreement or raise the necessary financing to invest in such a venture, or that any such venture will yield us any revenues or profits.

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

Business Strategy

We plan to grow our business onshore in the U.S. through a balance of drilling and acquisitions. We will focus our efforts regionally to achieve economies of scale with predictable risk and bases of production. Our principal goals are to provide the Company and our shareholders with opportunity, growth and value. With these goals in mind, we have adopted the following objectives:

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

Going Concern

In its report as of and for the year ended April 30, 2007 dated July 25, 2007, our auditors, Malone and Bailey, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the exploration stage and have had no revenues since our inception. For the period from February 1, 2006 (inception of the exploration stage) to July 31, 2007, we have accumulated a net loss of $18.4 million. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of two adjustments identified in our internal review process related to complex accounting issues but not reflected in our draft financial statements. Appropriate adjustments and footnote disclosures were recorded and disclosed in this Quarterly Report on Form 10-QSB as part of our ordinary and customary process. We will continue to further improve our internal controls in an effort to remediate any deficiencies by reviewing our preparation and review processes over financial reporting. Our management and directors will continue to work with outside advisors to ensure that our controls and procedures remain adequate and effective.

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

On July 6, 2007 we issued 1,832,769 shares of our common stock in connection with a June 21, 2007 Purchase and Sale Agreement in which we acquired certain oil and gas assets in Colorado. The Shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On August 30, 2007 we issued an aggregate of 100,000 shares of our common stock in connection with an aggregate of $250,000 in bridge loans we received from two persons on or about August 20, 2007. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On August 27, 2007 we issued 27,170 shares to one person pursuant to a January 1, 2007 Consulting Agreement. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On August 30, 2007 we issued two common stock purchase warrants to one person, each dated August 30, 2007 pursuant to the terms of $250,000 promissory notes dated April 10, 2007 and May 15, 2007. Each warrant is exercisable for a period of three years from the date of issuance. One warrant is exercisable for the purchase of up to 298,333 shares of our common stock at an exercise price of $1.17 per share. The other warrant is exercisable for the purchase of up to 182, 249 shares of our common stock at an exercise price of $1.92 per share. Each of the warrants was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On August 30, 2007 we issued an aggregate of 25,000 shares of our common stock to our five advisory board members representing payment of the quarterly fee due to them for the quarter ended July 31, 2007. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent dated May 4, 2007 our stockholders holding 34,750,000 (approximately 53.7%) of our outstanding common shares on May 4, 2007 authorized us to amend our Articles of Incorporation to increase our authorized capital stock from 120 million shares consisting of 100 million shares of common stock, $0.0001 par value and 20 million shares of preferred stock, $0.0001 par value to 270 million shares, consisting of 250 million shares of common stock, $0.0001 par value and 20 million shares of preferred stock, $0.0001 par value. The amendment required the affirmative vote of a majority of the outstanding shares of common stock entitled to vote thereon. There were no dissenters’ rights applicable to the amendment. Our stockholders were provided with notice of the proposed amendment. We have yet to file the amended Articles of Incorporation but intend to do so in the near future.

ITEM 5.	OTHER INFORMATION

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

On June 21, 2007 we entered into a Purchase and Sale Agreement with Constance Knight (the “Purchase and Sale Agreement”) pursuant to which we acquired certain oil and gas interests and properties in northwest Colorado in an area covering more than 17,000 acres. Presently, and at the time of acquisition, these oil and gas interests contain no producing properties. We are currently refining our development plans for the area and expect to start seismic work during the second half of 2008. For a more detailed discussion of the Purchase and Sale Agreement see “Part I, Item 2 Plan of Operation”.

On August 23, 2007 we received an aggregate of $250,000 in loan proceeds from two persons (the “Lenders”) and issued to each of the Lenders a secured promissory note in the principal amount of $125,000 (each a “Note” and collectively the “Notes”). Each Note bears interest at the rate of 12% per annum. Subject to earlier payment, at our option, interest on the unpaid principal amount of each Note is payable in monthly installments commencing September 1, 2007 and principal is due and payable on the earlier of November 19, 2007 or 15 days following the closing of an asset acquisition we have entered into with Prime Natural Resources, Inc., a Texas corporation. If all interest and principal due on the Note is not paid on or before November 19, 2007 the interest rate will be increased to 24% per annum from November 19, 2007 until the Note is repaid in full. Until paid in full, each Note is secured by 1,250,000 shares of our restricted common stock (the “Stock”) standing in the name of Massimiliano Pozzoni and/or John Folnovic. In connection therewith, we agreed to make, execute, acknowledge, deliver and file such documents and instruments, including without limitation a financing statement on Form UCC-1, as may be reasonably necessary, to effect complete, or perfect the security interest of the Lenders in the Stock. Pursuant to the Notes we issued 50,000 shares (the “Shares”) of our restricted common stock to and in the name of each Lender. Until such time that the Shares become eligible for resale pursuant to Rule 144(k) of the General Rules and Regulations under the Securities Act of 1933, as amended, the Shares have been granted piggyback registration rights. Such piggyback registration rights apply to all future registration statements of ours other than registration statements relating solely to employee benefit plans or business combinations. At the loan closings, we paid each Lender a cash fee of $3,750 to reimburse them for the costs and expenses incurred by them in connection with the loan transaction. We further agreed to pay the reasonable fees and disbursements of their respective legal counsels in connection with the enforcement of their rights under the Notes.

On August 31, 2007 our newly formed, wholly owned subsidiary, ICF Energy Corporation (“ICF”) entered into a Purchase and Sale Agreement (the “Agreement”) with Prime Natural Resources, Inc., a Texas corporation (“Prime”) whereby ICF agreed to acquire certain oil and gas properties and related assets (the property and assets are hereinafter collectively referred to as the “Assets”) of Prime located in Brazoria County, Texas for $3,500,000 (the “Purchase Price”). The Assets include the Devon Fee Gas Unit and the O’Leary Unit No. 1 and cover an aggregate of approximately 1,150 acres. The Assets include two producing wells with an estimated two BCF of recoverable gas and also include three additional exploration prospects in the Old Ocean Unit in Brazoria County, Texas. The properties are currently producing approximately one million standard cubic feet per day of gas and ten barrels of oil per day, net to the Asset owner. Present cash flow from the Assets is approximately $200,000 per month after taxes, royalties and operating expenses. The Purchase Price is payable $2,800,000 in cash and $700,000 in shares of our restricted common stock (the “Shares”) valued at the average closing trading price of our common stock for the ten trading days immediately preceding August 31, 2007. Under such valuation, we will be required to issue 1,928,375 Shares to Prime. Prime has been granted piggyback registration rights with respect to the Shares. Upon closing, the Agreement will be given retroactive effect to July 1, 2007 (the “Effective Time”). The cash portion of the Purchase Price is subject to upward adjustment based upon the amount of all costs and expenses paid by Prime that are directly attributable to the ownership, maintenance, development, production or operation for the Assets during the period of time between the Effective Time and the closing date. The cash portion of the Purchase Price is subject to downward adjustment in an amount equal to the sum of (i) the amount of all proceeds received by Prime that are directly attributable to the ownership, maintenance, production, development or operation of the Assets after the Effective Time excluding proceeds from any sale subsequent to the Effective Time of merchantable hydrocarbons in storage above the pipeline connection at the Effective Time, and (ii) the aggregate amount of all suspended funds as may be increased or decreased by Prime prior to the closing in accordance with Prime’s accounting practices consistently applied. The Purchase Price is also subject to adjustment by an amount equal to any net gas imbalance (including production, sales, processing and transportation imbalances) existing as of the Effective Time and to adjustment for property and other taxes. The maximum permitted downward adjustment to the Purchase Price is $350,000. Subject to the conditions stated in the Agreement and unless the parties agree otherwise, closing of the Asset acquisition must occur no later than September 21, 2007 provided that if all of the closing conditions have not been satisfied or waived by such date or any extended date, the party whose obligation to close is subject to the conditions that have not been satisfied or waived has the right to extend the date of closing for successive periods of up to 5 business days each until such conditions have been satisfied or waived or until the Agreement has been terminated. Notwithstanding the foregoing, either party may terminate the agreement at any time after September 30, 2007 if the closing has not occurred by such date. We are currently negotiating funding that will allow us to close the Asset acquisition although no assurance can be given that we will be successful in this endeavor.

In August 2007 we cancelled our $500,000 convertible promissory note dated March 30, 2007 (the “Cancelled Note”) and replaced it with two $250,000 convertible promissory notes, dated April 10, 2007 and May 15, 2007, respectively (the “Replacement Notes”). The holder of the Cancelled Note agreed to the cancellation and replacement as the date of the new notes reflected the actual dates on which funds were received by us from the holder. Except for timeline changes owing to the dates of the Replacement Notes, the Replacement Notes contain the same material terms as the Cancelled Note. They bear interest at the rate of 8% per annum and subject to prior conversion or acceleration, note principal is due in a single payment on the third anniversary of the date of the note. Interest on the Replacement Notes is payable semi-annually with the first of such interest payments due the first day of the first month following 180 days from the respective dates of the Replacement Notes. Pursuant to the terms of the April 10, 2007 Replacement Note, on August 30, 2007 we issued 182,249 common stock purchase warrants to the holder, each exercisable for the purchase of one share of our common stock for a period of 3 years from issuance at a price of $1.92 per share. Pursuant to the terms of the May 10, 2007 Replacement Note, on August 30, 2007 we issued 298,330 common stock purchase warrants to the holder, each exercisable for the purchase of one share of our common stock for a period of 3 years from issuance at a price of $1.17 per share.

ITEM 6.	EXHIBITS

(a)  Exhibits.

Exhibit No.	Description
4.1	$250,000 Convertible Promissory Note dated April 10, 2007
4.2	$250,000 Convertible Promissory Note dated May 15, 2007
4.3	Common Stock Purchase Warrant, dated August 30, 2007, for the purchase of 182,249 shares
4.4	Common Stock Purchase Warrant, dated August 30, 2007, for the purchase of 298,330 shares
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Rule 1350 Certification of Chief Executive Officer
32.2	Rule 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NORTH ENERGY CORPORATION

Dated: September 17, 2007	By:	/s/ John Folnovic
John Folnovic
President, Chief Executive Officer