Form 10QSB
period 2007-10-31
True North Energy CORP
filed 2007-12-17
CIK 1292521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
       (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

As of December 10, there were 68,609,348 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TRUE NORTH ENERGY CORPORATION
OCTOBER 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRUE NORTH ENERGY CORPORATION
Consolidated Balance Sheets

	October 31, 2007	April 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$654,574	$267,845
Accounts receivable	324,847	-
Prepaid expenses and other current assets	122,611	385,009
Note receivable	-	180,000
Total current assets	1,102,032	832,854
Website development (net of accumulated amortization of $11,850 and $9,172, respectively)	12,076	14,754
Property and equipment (net of accumulated depreciation of $3,243 and $1,875, respectively)	7,981	9,349
Oil and gas properties, using successful efforts accounting method, including unproven properties of $672,592 and $664,940, respectively (net of accumulated depreciation, depletion and amortization of $179,244 and $-0-, respectively)	5,924,874	685,400
Deferred financing costs	668,796	-
Total assets	$7,715,759	$1,542,357

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$253,748	$43,912
Accrued liabilities	1,364,099	98,546
Stock compensation payable	17,122	161,171
Current portion of notes payable	1,328,586	196,656
Total current liabilities	2,963,555	500,285
Notes payable, net of unamortized discount of $907,911 and $-0-, respectively	2,042,089	250,000
Asset retirement obligations	50,884	-
Total liabilities	5,056,528	750,285

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, par value $.0001; 250,000,000 shares authorized; 68,609,348 and 64,662,700 shares issued and outstanding, respectively	6,861	6,466
Additional paid-in capital	22,039,730	10,007,662
Accumulated deficit	(19,387,360)	(9,222,056)
Total stockholders’ equity	2,659,231	792,072
Total liabilities and stockholders’ equity	$7,715,759	$1,542,357

See notes to financial statements.

TRUE NORTH ENERGY CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Revenues	$294,453	$-	$294,453	$-

Costs and expenses:
Exploration costs	289,908	637,575	309,439	739,180
Lease operating expenses	161,676	-	245,985	-
Accretion expense	884	-	884	-
General and administrative:
Compensation and benefits	86,295	454,449	9,114,424	767,633
Legal and accounting	58,407	68,954	112,831	100,793
Advisory board fees	47,307	-	36,948	-
Investor relations	24,052	41,827	42,104	107,566
Other general and administrative expenses	86,696	53,589	166,957	139,880
Depreciation, depletion and amortization	180,612	2,331	183,290	3,282
Total costs and expenses	935,837	1,258,725	10,212,862	1,858,334

Loss from operations	(641,384)	(1,258,725)	(9,918,409)	(1,858,334)

Other income (expense):
Interest income	-	3,670	764	6,450
Interest expense	(230,183)	-	(247,659)	-

Loss before income taxes	(871,567)	(1,255,055)	(10,165,304)	(1,851,884)
Income taxes	-	-	-	-

Net loss	$(871,567)	$(1,255,055)	$(10,165,304)	$(1,851,884)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.15)	$(0.03)

Weighted-average common shares outstanding – basic and diluted	67,536,318	62,820,712	66,497,937	62,038,345

See notes to financial statements.

TRUE NORTH ENERGY CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2007	2006

Cash Flows From Operating Activities
Net loss	$(10,165,304)	$(1,851,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	183,290	3,282
Stock-based compensation	8,957,280	647,214
Dry hole costs	-	-
Amortization of deferred financing costs and debt discount	157,606	-
Accretion expense	884	-
Changes in operating assets and liabilities:
Accounts receivable	(324,847)	-
Prepaid expenses and other current assets	196,673	-
Accounts payable	209,835	20,791
Accrued liabilities	563,490	(15,000)
Net cash used in operating activities	(221,093)	(1,195,597)

Cash Flows From Investing Activities
Additions to oil and gas properties	(2,667,102)	(3,383,934)
Purchases of property and equipment	-	(11,224)
Website development	-	(16,700)
Net cash used in investing activities	(2,667,102)	(3,411,858)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	5,000,000
Proceeds from of notes payable	4,250,000	-
Increase in deferred financing costs	(557,007)	-
Payments on insurance notes payable	(418,069)	-
Net cash provided by financing activities	3,274,924	5,000,000

Net increase in cash and cash equivalents	386,729	392,545
Cash and cash equivalents, beginning of period	267,845	37,223

Cash and cash equivalents, end of period	$654,574	$429,768

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$15,506	$-
Income taxes	-	-

Non-Cash Investing and Financing Activities
Common stock issued for oil and gas properties	$1,988,626	$-
Discount on notes for relative fair value	781,624	-
Discount on notes for overriding royalty interest granted to lenders	200,000	-

See notes to financial statements.

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of True North Energy Corporation (“True North” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the Company’s audited financial statements for the year ended April 30, 2007 as reported in Form 10-KSB have been omitted.

These consolidated financial statements include the accounts of the Company and its recently formed, wholly owned subsidiary, ICF Energy Corporation (“ICF”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the prior year financial statements to conform with the current presentation.

The Company was incorporated on February 1, 2006 and was in the exploration stage through July 31, 2007. The three months ended October 31, 2007 is the first period during which the Company is considered an operating company and is no longer in the exploration stage.

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

True North only recently began generating revenues and has accumulated significant losses. The Company will require additional financing in order to execute its business plan. There can be no assurance that such financing will be available to the Company as and when needed or, if available, the reasonableness of the terms of such financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability or classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – OIL AND GAS PROPERTIES

Colorado Leases
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

Prime Transaction
On September 19, 2007, the Company acquired certain oil and gas properties and related assets (the “Properties”) in Brazoria County, Texas from Prime Natural Resources, Inc. for approximately $3.7 million, including closing and other transaction-related costs. The purchase price was paid with a combination of cash ($2.4 million), 1,928,375 shares of our restricted common stock valued at approximately $926,000, and the assumption of certain assumed liabilities totaling approximately $343,000. The Company’s consolidated statements of operations include the revenues and expenses associated with the acquired assets from the date of acquisition.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Properties had occurred as of May 1, 2006. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of the Properties been consummated as of that time, nor is it intended to be a projection of future results.

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Revenues	$689,642	$931,068	$1,258,306	$1,667,734
Net loss	(675,227)	(1,187,889)	(9,952,163)	(1,833,028)
Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.15)	$(0.03)

NOTE 4 – NOTES PAYABLE

Convertible Notes
On March 30, 2007 True North executed an agreement with an off-shore investor pursuant to which it agreed to issue $500,000 of notes payable (the “Notes”). Proceeds of the Notes were received in two equal installments during April and May 2007. The Notes bear interest at the rate of 8% per annum. Subject to prior conversion or acceleration, the principal balance of the notes is due in a single payment on the third anniversary of the date of each note. Interest on the Notes is payable semi-annually beginning the first day of the first month following 180 days from the respective dates of the Notes.

In connection with the issuance of the Notes, the Company issued warrants for the purchase of up to 182,249 shares of the Company’s common stock at an exercise price of $1.92 per share as well as warrants for the purchase of up to an additional 298,330 shares of the Company’s common stock at an exercise price of $1.17 per share. These warrants are exercisable for a period of three years from the date of issuance (August 30, 2007).

The fair value of the warrants was estimated using the Black Scholes option-pricing model, which resulted in a total fair value of $125,706 and a relative fair value of $100,310. A discount on the notes payable was recognized in an amount equal to the relative fair value of the warrants. The debt discount is being accreted to interest expense using the effective interest method over the remaining term of the notes. Interest expense resulting from the accretion of the debt discount totaled $6,849 and $11,376 during the three-month and six-month periods ended October 31, 2007.

The conversion option and warrant issuance features of the convertible notes were evaluated under FAS 133 and EITF 00-19 for derivative accounting. As neither the conversion option or the warrants were deemed to be liabilities, derivative accounting was not applicable. The Company also evaluated the conversion option under EITF 98-5 and EITF 00-27 and determined that the conversion option was contingent and ultimately did not result in a beneficial conversion feature.

Bridge Notes
On August 23, 2007 True North received an aggregate of $250,000 in loan proceeds from two persons (the “Lenders”) and issued to each of the Lenders a secured promissory note in the principal amount of $125,000 (the “Bridge Notes”). The Bridge Notes bore interest at the rate of 12% per annum. Subject to earlier payment, at the Company’s option, interest on the unpaid principal amount of the Bridge Notes was payable in monthly installments commencing September 1, 2007 and principal was due and payable on the earlier of November 19, 2007 or 15 days following the closing of the acquisition of the Prime Assets. As more fully described below, the Bridge Notes were repaid in September 2007 upon consummation of the acquisition of the Properties and related financing.

The Company issued 100,000 shares of its restricted common stock to the Lenders in connection with the Bridge Notes. Each Bridge Note was secured by 1,250,000 shares of restricted common stock (the “Stock”) standing in the name of Massimiliano Pozzoni and/or John Folnovic, both of who are officers and significant shareholders of the Company. True North paid each Lender a cash fee of $3,750 to reimburse them for the costs and expenses incurred by them in connection with the loan transaction and further agreed to pay the reasonable fees and disbursements of the Lenders’ respective legal counsels in connection with the enforcement of their rights under the Bridge Notes.

Secured Notes
The Company financed the purchase of the Properties and the repayment of the Bridge Notes through the issuance of senior secured term notes (the “Secured Notes”) to two purchasers (the “Purchasers”). The aggregate principal amount of the Secured Notes totaled $3,750,000. The Secured Notes, which mature on September 18, 2010, provide for interest payments on the outstanding principal amount at the rate of 13% per annum payable monthly in arrears.

Amortizing payments of principal are also due monthly. During the twelve-month period ending September 18, 2008, the amount of such monthly principal payments is equal to the greater of $100,000 or sixty percent (60%) of the net revenue relating to all oil and gas properties of ICF for the immediately preceding calendar month. Thereafter, the monthly principal payment shall be equal to $100,000 or eighty percent (80%) of the net revenue relating to all oil and gas properties of ICF for the immediately preceding calendar month, provided, however, such percentage will increase to one hundred percent (100%) upon the occurrence and during the continuance of an event of default.

The Purchasers also were granted warrants for the purchase of up to 1,953,126 shares of the Company’s common stock in connection with the issuance of the Secured Notes. These warrants bear an exercise price of $0.48 per share and expire September 18, 2012. The fair value of the warrants was estimated using the Black Scholes option-pricing model, which resulted in a total fair value of approximately $833,000 and a relative fair value of approximately $681,000. A discount on the notes payable was recognized in an amount equal to the relative fair value of the warrants.

In addition to the above, the Company issued an aggregate 5% overriding royalty interest in the oil and gas properties of ICF to the Purchasers. The amount of the overriding royalty interest will reduce to an aggregate 3% rate upon the payment in full of the Secured Notes. The fair value of the overriding royalty interests was estimated using the discounted cash flow method and recorded as a discount to the Secured Notes. The Company’s basis in the Properties was reduced by a like amount.

The aggregate debt discount resulting from the issuance of the warrants and the overriding royalty interest is being accreted to interest expense using the effective interest method over the remaining term of the notes. Interest expense resulting from the accretion of the debt discount associated with the Secured Notes approximated $62,000 during the three-month and six-month periods ended October 31, 2007.

The Company incurred transaction costs of approximately $720,000 in connection with the issuance of the Secured Notes. Such costs include $128,000 representing the estimated fair value associated with warrants awarded to a financial advisor for the purchase of up to 300,000 shares of the Company’s common stock. These warrants have an exercise price of $0.48 per share and expire September 18, 2012. The fair value of the warrants was estimated using the Black Scholes option-pricing model. The deferred financing costs are being amortized using the effective interest method over the remaining term of the Secured Notes.

The Company’s borrowing activity is summarized below:

	Balance as of April 30, 2007	Increases	Decreases	Balance as of October 31, 2007

Insurance notes payable	$196,656	$-	$(168,070)	$28,586
Convertible Notes	250,000	250,000	-	500,000
Bridge Notes	-	250,000	(250,000)	-
Secured Notes	-	3,750,000	-	3,750,000
	446,656	4,250,000	(418,070)	4,278,586
Debt discount	-	(981,624)	73,713	(907,911)
Carrying value of debt	$446,656	$3,268,376	$(344,357)	$3,370,675

Total notes payable				$3,370,675
Less current portion				(1,328,586)
Long-term notes payable				$2,042,089

Future maturities of long-term debt are as of follows as of October 31, 2007:

Twelve Months Ending October 31:
2008	$1,328,586
2009	1,200,000
2010	1,750,000
2011	-
2012 and thereafter	-
$4,278,586

NOTE 5 – STOCK-BASED COMPENSATION

During the year ended April 30, 2007 the Company entered into an employment agreement with its chief executive officer. Pursuant to the terms of the employment agreement, that individual was granted five million shares of the Company’s restricted stock issuable ratably at the end of each annual service period. The restricted stock grant vested ratably over a period of five years. The employment agreement was amended in May 2007 to, among other things, reflect the voluntary revocation of the restricted stock grant.

Contemporaneously with the amendment of the employment agreement, True North’s chief executive officer purchased 15.5 million shares of the Company’s common stock from True North’s principal shareholder. True North recognized stock-based compensation expense of approximately $8.9 million during the three-month period ended July 31, 2007 in connection with this purchase, which was calculated as the difference between the purchase and market prices of the 15.5 million shares less the previously recognized stock-based compensation expense associated with the original restricted stock grant.

A total of 300,000 shares of True North’s common stock was earned by members of the Company’s advisory board during the six months ended October 31, 2007 in connection with services provided thereby. Of this amount, 250,000 shares are issuable as a result of the completion of the advisory board’s initial year of service. The remaining 50,000 shares represent payment of quarterly advisory board fees for each of the three-month periods ended July 31 and October 31, 2007. As of October 31, 2007, 25,000 shares of the total 300,000 shares earned by the Advisory board had been issued. The remaining 275,000 shares will be issued in December 2007, Also, as of October 31, 2007 $17,122 is reflected stock compensation payable in the Company’s balance sheet related to annual fees payable to members of the Company’s advisory board for the period ending October 4, 2008. This amount reflects stock compensation expenses associated with 17,808 shares earned through October 31, 2007 that are not issuable by the Company until October 2008.

The Company issued 60,504 shares of its common stock during the six months ended October 31, 2007 in connection with two consulting agreements. The stock was valued at $24,832 and was previously expensed as part of the April 30, 2007 stock payable balance.

NOTE 6 – COMMON STOCK WARRANTS

The Company accounts for stock warrants issued to third parties in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vender’s Products. Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrant becomes probable. Final determination of fair value of the warrants occurs upon actual vesting.

During the three and six-month periods ended October 31, 2007, the Company issued warrants to purchase an aggregate of 2,253,126 and 2,733,705 shares of the Company’s common stock, respectively. Such warrants are exercisable at prices ranging from $0.48 to $1.92 per share and expire at various times through September 2012. All of the warrants granted to date were fully vested on the date of grant. No warrants have been exercised to date.

A summary of warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price

Outstanding at April 30, 2007	4,405,555	$2.74
Granted	2,733,705	0.65
Exercised	-	-
Outstanding at October 31, 2007	7,139,260	$1.94

At October 31, 2007, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Life

Less than $1.00	2,253,126	$0.48	4.9
$1.00 to $2.00	2,730,579	0.65	1.8
More than $2.00	2,155,555	3.89	2.0
Outstanding at October 31, 2007	7,139,260

ITEM 2. PLAN OF OPERATION

We commenced operation as an oil and gas exploration and development company in February 2006. We are presently engaged in oil and gas activities in Alaska, Texas and Colorado. During the year ended April 30, 2007 we also participated in oil and gas exploration activities in Louisiana.

We have generated minimal revenues to date. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully drill exploration and production wells and complete producing property acquisitions. At the present time, we own interests in two producing wells, which cover approximately 1,150 acres. These wells currently are producing approximately one million standard cubic feet of gas and ten barrels of oil per day.

Alaska
In January 2006 and May 2006, we acquired oil and gas leases representing approximately 25,000 acres in the Cook Inlet basin and approximately 10,000 acres in the North Slope basin areas of Alaska. We presently are in the process of having the Cook Inlet leases re-registered in our name. We currently maintain a 100% working interest ownership in our Alaska leases, but may elect to sell a portion of our interests at some point in the future.

In November 2007 we entered into a pooling agreement with Savant Alaska LLC which was given effect as of July 1, 2007. Savant holds leases for the exploration and production of oil and natural gas in an area of Alaska that is contiguous to certain of our Alaskan interests. Savant plans to commence drilling of a test well on this acreage (referred to as the “Kupcake Prospect”) in February 2008.

We will pool certain of our Alaska leasehold interests with Savant on a net acreage basis and jointly drill the test well. We will have an 8.5% working interests within the pooled area, for which Savant will be the operator. Our share of the dry hole cost associated with the drilling of the Savant well is expected to approximate $1.5 million. Our share of related testing costs is expected to approximate $200,000. These costs may decrease as Savant is actively pursuing additional partners for the project.

Colorado
In June 2007 we acquired certain oil and gas interests and properties in northwest Colorado in an area covering more than 17,000 acres. At the time of acquisition and presently, these oil and gas interests had and have no production. We hold a 100% working interest in the leases comprising part of the acquired assets. We are currently refining our development plans for the area and expect to start seismic work during the second half of 2008. The purchase price for the interests and properties was approximately $1.4 million, together with an overriding royalty of one to three percent based on the applicable net revenue interest remaining after the landowner’s royalty and existing burdens have been deducted. The purchase price was paid $345,477 in cash and $1,063,006 in shares of our restricted common stock. The number of shares issued was determined based upon the value of our common stock at the market close on June 21, 2007, less a 35% discount. Pursuant thereto, on July 6, 2007 we issued 1,832,769 shares of common stock to the seller. In January 2007 we loaned $180,000 to the seller. Repayment of this loan, which bore interest at an annual rate of 5%, was received in full at the closing of the acquisition.

Texas
On September 19, 2007 our newly formed, wholly owned subsidiary ICF Energy Corporation (“ICF”) acquired certain oil and gas properties and related assets in Brazoria County, Texas from Prime Natural Resources, Inc. (the “Prime Assets”) for approximately $3.7 million, including closing and other transaction costs. The purchase price was paid with a combination of cash ($2.4 million), 1,928,375 shares of our restricted common stock valued at approximately $926,000, and the assumption of certain liabilities totaling approximately $343,000.

We financed the purchase of the Prime Assets through the issuance of secured term notes (the “Secured Notes”) to two purchasers (the “Purchasers”). The aggregate principal amount of the Secured Notes totaled $3,750,000. As a result of this transaction, the Purchasers became our and ICF's senior secured lenders. The Secured Notes, which mature on September 18, 2010 (the “Maturity Date”), provide for interest payments on the outstanding principal amount at the rate of 13% per annum payable monthly in arrears. Amortizing payments of principal are also due monthly. In addition, we issued common stock purchase warrants to the Purchasers for the purchase of up to 1,953,126 shares of our common stock in connection with the issuance of the Secured Notes and reimbursed the Purchasers’ transaction related costs totaling $336,000.

We will require additional financing to fund development costs associated with our existing prospects as well as for any additional lease acquisitions. No assurance can be given that such additional financing will be available to us as and when needed or, if available, the terms on which it will be available.

We plan to spend approximately $5 million during the year ending April 30, 2008 on exploration and development activities such as seismic data acquisition, additional lease acquisition, technical studies and participating in joint venture development and exploration drilling. We do not anticipate drilling on our Alaska properties during the next twelve months (except as related to the Kupcake Prospect as described above). Our primary efforts in Alaska will focus on acquiring additional seismic data, conducting further technical evaluation of our Alaska leases, and exploring opportunities to sell a portion of our Alaskan working interests in an effort to reduce our risk and financial exposure.

We more than likely will require additional financing to meet our working capital requirements, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs such as regulatory compliance, investor relations, consulting and advisory services, Internet/web hosting, executive compensation, office and general expenses, professional fees, travel and entertainment, and rent and related expenses. We estimate that the level of working capital needed for these general and administrative costs for the next 12 months will approximate $1 million. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

Oil and gas exploration requires significant outlays of capital and in many situations may offer a limited probability of success. We hope to enhance our chances for success by effectively using available technology, rigorously evaluating sub-surface data, and, to the extent possible, managing dry hole and financial risks.

We intend to rely on synergistic partnering with sophisticated industry partners. The ideal partner would tend to be a regionally focused independent that has a solid grasp on the play's history, and a demonstrated understanding of the technology required to exploit the play. There can be no assurance that we will be able to successfully negotiate any such partnering agreements or raise the necessary financing to invest in such ventures, or that any such venture will yield us any revenues or profits.

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

Going Concern

In its report as of and for the year ended April 30, 2007 dated July 25, 2007, our auditors, Malone and Bailey, PC, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have had minimal revenues since our inception and have accumulated a net loss of $19.4 million. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

On August 30, 2007 we issued two common stock purchase warrants to one person, each dated August 30, 2007 pursuant to the terms of $250,000 promissory notes dated April 10, 2007 and May 15, 2007. Each warrant is exercisable for a period of three years from the date of issuance. One warrant is exercisable for the purchase of up to 298,333 shares of our common stock at an exercise price of $1.17 per share. The other warrant is exercisable for the purchase of up to 182,249 shares of our common stock at an exercise price of $1.92 per share. Each of the warrants was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

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

On September 19, 2007 we issued 1,928,375 shares of our common stock to Prime Natural Resources, Inc. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On September 18, 2007 we issued 976,353 and 976,773 common stock purchase warrants to Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC, respectively. The warrants we issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On September 19, 2007 we issued 300,000 five year common stock purchase warrants with an exercise price of $0.48 per share to a financial advisor as a finder’s fee. The Warrants were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

ITEM 5. OTHER INFORMATION

On August 23, 2007 we received an aggregate of $250,000 in loan proceeds from two persons (the “Lenders”) and issued and sold to each of the Lenders a secured promissory note in the principal amount of $125,000 (each a “Note” and collectively the “Notes”). The loans were repaid on September 18, 2007. Each Note bore interest at the rate of 12% per annum. Subject to earlier payment, at our option, interest on the unpaid principal amount of each Note was payable in monthly installments commencing September 1, 2007 and principal was due and payable on the earlier of November 19, 2007 or 15 days following the closing of an asset acquisition we entered into with Prime Natural Resources, Inc., a Texas corporation. Each Note was secured by 1,250,000 shares of our restricted common stock (the “Stock”) standing in the name of Massimiliano Pozzoni and/or John Folnovic. Pursuant to the Notes we issued 50,000 shares (the “Shares”) of our restricted common stock to and in the name of each Lender. Until such time that the Shares become eligible for resale pursuant to Rule 144(k) of the General Rules and Regulations under the Securities Act of 1933, as amended, the Shares have been granted piggyback registration rights. Such piggyback registration rights apply to all future registration statements of ours other than registration statements relating solely to employee benefit plans or business combinations. At the loan closings, we paid each Lender a cash fee of $3,750 to reimburse them for the costs and expenses incurred by them in connection with the loan transaction.

On August 31, 2007 our newly formed, wholly owned subsidiary, ICF Energy Corporation (“ICF”) entered into a Purchase and Sale Agreement (the “Agreement”) with Prime Natural Resources, Inc., a Texas corporation (“Prime”) pursuant to which, on September 19, 2007, ICF acquired certain oil and gas properties and related assets (the property and assets are hereinafter collectively referred to as the “Assets”) of Prime located in Brazoria County, Texas for approximately $3.7 million, including closing and other transaction-related costs. The Assets included the Devon Fee Gas Unit and the O’Leary Unit No. 1 and covered an aggregate of approximately 1,150 acres. The Assets included two producing wells with an estimated two BCF of recoverable gas and also included three additional exploration prospects in the Old Ocean Unit in Brazoria County, Texas. Upon closing, the Agreement was given retroactive effect to July 1, 2007.

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

On September 18, 2007 we and our newly formed, wholly-owned subsidiary, ICF Energy Corporation (“ICF”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Valens U.S. SPV I, LLC (“Valens US”), a Delaware limited liability company in its capacity as Agent and with Valens US and Valens Offshore SPV II, Corp. in their capacities as purchasers (the “Purchasers”). Pursuant to the Securities Purchase Agreement, we and ICF sold secured term notes (the “Secured Notes”) to the Purchasers in the aggregate principal amount of $3,750,000, following which the Purchasers became our and ICF’s senior secured lenders. At closing, on September 19, 2007, we utilized approximately $2,260,000 of the Secured Notes proceeds to pay Prime Natural Resources, Inc. (“Prime”) the balance of the cash component of the purchase price due at closing to Prime under the Purchase and Sale Agreement between ICF and Prime (the “Prime Purchase Agreement”) entered into on August 31, 2007. On September 19, 2007, we also issued 1,928,375 shares of our common stock to Prime representing payment of the stock component of the purchase due to Prime under the Prime Purchase Agreement. In connection with this issuance, we granted Prime piggyback registration rights.

The cash and stock payments allowed us to complete ICF’s acquisition of certain oil and gas assets of Prime including two producing wells with an estimated two BCF of recoverable gas. The producing properties are currently producing approximately one million standard cubic feet per day of gas and ten barrels of oil per day, net to the asset owner. All revenues from these producing assets and all other assets owned by ICF are required to flow through a controlled lockbox account to insure that part of such revenues will be used to repay the obligations under the Secured Notes. In the event of a default by us or ICF under the Securities Purchase Agreement, the Secured Notes or any related agreements, the Purchasers will have the right to block the account until the default is remedied. Repayment of the Secured Notes and satisfaction of our and ICF’s other obligations under the Securities Purchase Agreement and related agreements has been secured by the grant of liens and other security interests on all of our and ICF’s principal assets. To further secure the debt, we have pledged our ICF shares to the Purchasers.

In addition to the foregoing, pursuant to the Securities Purchase Agreement and related agreements:

•	we issued common stock purchase warrants to the Purchasers to purchase up to an aggregate of 1,953,126 shares of our common stock (the “Company Warrants”);

•	ICF issued common stock purchase warrants to the Purchasers to purchase up to an aggregate of 1,000 shares of common stock of ICF (the “ICF Warrants”);

•
ICF issued to the Purchasers an aggregate 5% overriding royalty interest in the oil and gas properties of ICF which reduces to an aggregate 3% overriding royalty interest upon the payment in full of the Secured Notes;

•
we and ICF paid to the Purchasers and/or Valens Capital Management, LLC, the investment manager for the Purchasers an aggregate of approximately $336,000 consisting of transaction fees, advance prepayment discount deposits, due diligence fees and the reimbursement of expenses (including legal fees and expenses) incurred by the Purchasers in connection with the entering into of the Securities Purchase Agreement and related agreements;

•	we and ICF agreed to negative covenants customary for transactions of this type;

•	we and ICF granted registration rights to the Purchasers with respect to the shares underlying the Company and ICF warrants;

•
we and ICF granted the Purchasers a right of first refusal to provide additional financing sought by us, ICF, or our respective subsidiaries, if any, until such time as all obligations of ours and ICF to the Purchasers have been paid in full, excluding financing for the contemplated Powder River transaction, as hereinafter defined;

•
we and ICF entered into an agreement with the Purchasers to negotiate the terms of a shareholders agreement between the Purchasers and the then shareholders of ICF at such time, if ever, that the Purchasers exercise the ICF warrants, such shareholders agreement to require ICF to seek the written approval of the Purchasers before taking certain actions;

•
EH&P Investments AG (“EH&P”), the holder of an aggregate of $500,000 of our promissory notes entered into a subordination agreement with Valens US, in its capacity as agent for the Purchasers in which EH&P agreed to take a junior position to that of the Purchasers;

•	we utilized approximately $252,384 of the net proceeds from the Secured Term Notes to pay off our August 23, 2007 secured promissory notes in the aggregate principal amount $250,000;

•
we and ICF entered into a Collateral Assignment with Valens US, in its capacity as agent for the Purchasers, whereby we and ICF assigned to Valens US for the ratable benefit of Valens US and the Purchasers all of our rights, but not the obligations, under the Prime Purchase Agreement and related agreements;

•
we and ICF entered into a Master Security Agreement, dated September 18, 2007 whereby we assigned and granted to Valens US, as Agent, for the ratable benefit of the Purchasers, a security interest in certain property now owned or at any time thereafter acquired by us or ICF, or in which we or ICF have or at any time in the future may acquire any right, title, or interest;

•
we paid $192,000, agreed to issue 300,000 common stock purchase warrants with an exercise price of $0.48 per share and granted piggyback registration rights with respect to the shares underlying the warrants to a financial advisor as a finder’s fee; and

•
we and ICF executed a post closing letter dated as of September 18, 2007 withValens US, in its capacity as Agent for the Purchasers, in which Valens US agreed to allow us to satisfy certain requirements under the Securities Purchase Agreement on a post closing basis, the failure of which to achieve within the applicable time limits contained therein constitutes an event of default under the Securities Purchase Agreement and related agreements.

The Secured Notes which mature on September 18, 2010 (the “Maturity Date”) provide for interest payments on the outstanding principal amount at the rate of 13% per annum payable monthly in arrears. Amortizing payments of principal are also due monthly. Commencing October 1, 2007 and on the first business day of such succeeding month thereafter through and including the Maturity Date (each an “Amortization Date”) we and ICF are required, jointly and severally, to make monthly payments to the Purchasers in an amount equal to the monthly Amortization Amount (which includes any accrued and unpaid interest on such portion of the principal amount) plus any and all other unpaid amount which are then owing under the Notes, the Purchase Agreement and/or any related agreements. For each Amortization Date during the period ending on September 18, 2008, Amortization Amount means an amount equal to the greater of (i) $100,000 and (ii) sixty percent (60%) of the net revenue (the “Net Revenue Amount”) relating to all oil and gas properties of ICF (collectively, the Oil and Gas Properties”) for the calendar month immediately preceding the applicable Amortization Date and (b) for each Amortization Date thereafter, an amount equal to the greater of (i) $100,000 and (ii) eighty percent (80%) of the Net Revenue Amount relating to the Oil and Gas Properties for the calendar month immediately preceding the applicable Amortization Date, provided, however, such percentage will increase to one hundred percent (100%) upon the occurrence and during the continuance of an event of default.

The Company Warrants are exercisable at any time during the five year period ending September 18, 2012 at an exercise price equal to the lesser of (i) $0.48 per share or, (ii) if the transactions contemplated by a purchase and sale agreement involving oil and gas assets and properties in Wyoming’s Powder River Basin (the “Powder River Transaction”) being negotiated between us and Angel LLC, CN Energy LLC, Swanson Energy Company, LLC, Fuel Exploration, LLC, MHBR Energy LLC, and Rocky Mountain Rig LLC (collectively the “Sellers”) are consummated, a price equal to the then fully diluted price per share of the Company common stock issued by us to the Sellers in connection with such purchase and sale agreement. The Company Warrants contain customary adjustment provisions for events affecting the Company and its common stock. The Purchasers have been granted registration rights with respect to the Company Warrants.

The ICF Warrants are only exercisable in the event the Powder River Transaction is not consummated on or before January 18, 2008. The exercise price of the ICF Warrants is $0.01 per share. The ICF Warrants contain a cashless exercise provision and customary adjustment provisions for events affecting ICF and its common stock. The Purchasers have been granted registration rights with respect to the ICF Warrants.

The Company Registration Rights Agreements provide for the registration of the shares underlying the Company Warrants. They require us to file a registration statement by the earlier of (i) January 18, 2008 and (ii) if we and/or ICF have been notified or become aware that consummation for the Powder River Transaction will not occur prior to January 18, 2008 the date that is the later of (A) 30 days from the date of such notification or awareness and (B) November 17, 2007. We are further required to have the registration statement declared effective (i) on or before 200 days following September 18, 2007 if the Powder River transaction is consummated on or before January 18, 2008 and (ii) on or before 180 days following September 18, 2007 if the Powder River Transaction is not consummated on or before January 18, 2008. The Company Registration Rights Agreements require us to pay liquidated damages if we do not satisfy our obligations under such agreements, including our obligations to file, obtain, or maintain the effectiveness of registration statements as required under the Company Registration Rights Agreements.

The ICF Registration Rights Agreements provide for the registration of the ICF shares underlying the ICF Warrants and apply only in the event that (i) the Powder River Transaction is not consummated on or prior to January 18, 2008 and (ii) ICF becomes a public reporting company. If applicable, ICF is required to file a registration statement 60 days after the later of (i) the date on which ICF becomes a public reporting company and (ii) the earlier of (A) January 18, 2008 and (B) the date on which we or ICF receive notice that the Powder River Transaction is not going to occur prior to January 18, 2008 (the “Filing Date”). ICF is further required to have the registration statements declared effective (the “Effective Date”) no later than 120 days following the Filing Date. The ICF Registration Rights Agreements require us to pay liquidated damages if we do not satisfy our obligations under such agreements, including our obligation to file, obtain or maintain the effectiveness of registration statements as required under the ICF Registration Rights Agreements.

Effective October 4, 2007 we renewed the engagement of our advisory board members for an additional one year period on the same terms provided for in the original engagement.

On November 6, 2007 we entered into a pooling agreement with Savant Alaska, LLC (“Savant”) which was given effect as of July 1, 2007. Under the agreement, we and Savant pooled certain leasehold interests, on a net acreage basis, and agreed to jointly drill a test well within the Savant Kupcake Prospect. The test well will be located in Section 29, T11N, R17E and is planned to be drilled to a depth of 11,000 feet in order to test the Kemik formation. Working interests within the pooled area will be approximately 91.5% for Savant and 8.5% for us. Savant will be the operator of the pooled area. Savant has entered into a drilling contract with Kuukpik Drilling LLC for Kuukpik Reg No. 5 and is in the process of permitting the well and preparing appropriate agreements. The drilling operation is scheduled to commence in February 2008. Assuming the proposed depth and timing considerations are met, the drilling of the test well will satisfy our test well drilling obligations under our May 7, 2006 Purchase Agreement, as amended with respect to Lease ADL 390859 (the “Lease”) with Daniel K. Donkel and Samuel H. Cade and will result in our retention of the Lease in its entirety.

ITEM 6. EXHIBITS

(a)  Exhibits.

Exhibit No.	Description
3.1	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on October 9, 2007
4.1	Warrant of Registrant dated September 19, 2007 issued to Energy Capital Solutions, LP for the exercise of 300,000 shares
10.1	Notes Amendment Agreement dated as of December 7, 2007 (effective as of September 18, 2007) among Registrant, ICF Energy Corporation, Valens US SPV I, LLC and Valens Offshore SPV II, Corp.
10.2	Pooling Agreement effective as of July 1, 2007, between Registrant and Savant Alaska, LLC
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Rule 1350 Certification of Chief Executive Officer
32.2	Rule 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NORTH ENERGY CORPORATION

Dated: December 17, 2007	By:	/s/ John Folnovic
John Folnovic
President, Chief Executive Officer