Form 10QSB
period 2008-01-31
True North Energy CORP
filed 2008-03-11
CIK 1292521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

As of March 3, 2008 there were 69,076,449 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐No x

TRUE NORTH ENERGY CORPORATION
JANUARY 31, 2008 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed “Plan of Operation” as well as in the “Description of Business - Risk Factors” section in our Annual Report on Form 10-KSB for the year ended April 30, 2007. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRUE NORTH ENERGY CORPORATION
Consolidated Balance Sheets

	January 31, 2008	April 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,462	$267,845
Accounts receivable	247,146	-
Prepaid expenses and other current assets	3,044	385,009
Note receivable	-	180,000
Total current assets	433,652	832,854
Website development (net of accumulated amortization of $15,155 and $9,172, respectively)	8,771	14,754
Property and equipment (net of accumulated depreciation of $3,927 and $1,875, respectively)	7,297	9,349
Oil and gas properties, using successful efforts accounting method, including unproven properties of $2,498,378 and $685,400, respectively (net of accumulated depreciation, depletion and amortization of $534,529 and $-0-, respectively)	5,558,105	685,400
Deferred financing costs	599,515	-
Total assets	$6,607,340	$1,542,357

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$140,924	$43,912
Accrued liabilities	1,090,822	98,546
Stock compensation payable	41,082	161,171
Current portion of notes payable	758,503	196,656
Total current liabilities	2,031,331	500,285
Notes payable, net of unamortized discount of $815,185 and $-0-, respectively	2,490,618	250,000
Asset retirement obligations	52,774	-
Total liabilities	4,574,723	750,285

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, par value $.0001; 250,000,000 shares authorized; 69,076,449 and 64,662,700 shares issued and outstanding, respectively	6,908	6,466
Additional paid-in capital	22,092,683	10,007,662
Accumulated deficit	(20,066,974)	(9,222,056)
Total stockholders’ equity	2,032,617	792,072
Total liabilities and stockholders’ equity	$6,607,340	$1,542,357

See notes to financial statements.

TRUE NORTH ENERGY CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Revenues	$542,819	$-	$837,272	$-

Costs and expenses:
Exploration costs	3,795	3,486,719	313,234	4,225,899
Lease operating expenses	225,789	-	471,774	-
Accretion expense	1,890	-	2,774	-
General and administrative:
Compensation and benefits	86,295	437,295	9,200,719	1,204,846
Legal and accounting	167,544	57,308	280,375	161,937
Advisory board fees	26,961	253,973	63,909	276,187
Investor relations	8,642	29,091	50,746	136,657
Other	47,771	16,936	214,728	130,848
Depreciation, depletion and amortization	359,274	2,678	542,564	5,960
Total costs and expenses	927,961	4,284,000	11,140,823	6,142,334

Loss from operations	(385,142)	(4,284,000)	(10,303,551)	(6,142,334)

Other income (expense):
Interest income	-	1,437	764	7,887
Interest expense	(294,473)	-	(542,132)	-

Loss before income taxes	(679,615)	(4,282,563)	(10,844,919)	(6,134,447)
Income taxes	-	-	-	-

Net loss	$(679,615)	$(4,282,563)	$(10,844,919)	$(6,134,447)

Basic and diluted loss per common share	$(0.01)	$(0.07)	$(0.16)	$(0.10)

Weighted-average common shares outstanding - basic and diluted	68,745,675	63,781,100	67,247,183	62,619,263

See notes to financial statements.

TRUE NORTH ENERGY CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2008	2007

Cash Flows From Operating Activities
Net loss	$(10,844,919)	$(6,134,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	542,564	5,960
Stock-based compensation	9,034,241	1,276,187
Dry hole costs	-	3,983,742
Amortization of deferred financing costs and debt discount	319,614	-
Accretion expense	2,774	-
Changes in operating assets and liabilities:
Accounts receivable	(247,146)	-
Prepaid expenses and other current assets	316,240	-
Accounts payable	97,011	99,081
Accrued liabilities	541,474	(15,000)
Net cash used in operating activities	(238,147)	(784,477)

Cash Flows From Investing Activities
Additions to oil and gas properties	(2,906,879)	(4,964,438)
Purchases of property and equipment	-	(11,224)
Website development	-	(16,700)
Net cash used in investing activities	(2,906,879)	(4,992,362)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	7,000,000
Proceeds from notes payable	4,250,000	-
Increase in deferred financing costs	(557,007)	-
Payments on notes payable	(632,350)	-
Net cash provided by financing activities	3,060,643	7,000,000

Net increase in cash and cash equivalents	(84,383)	1,223,161
Cash and cash equivalents, beginning of period	267,845	37,223

Cash and cash equivalents, end of period	$183,462	$1,260,384

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$163,626	$-
Income taxes	-	-

Non-Cash Investing and Financing Activities
Common stock issued for oil and gas properties	$1,988,626	$-
Discount on notes for relative fair value	781,624	-
Discount on notes for overriding royalty interest granted to lenders	200,000	-
Stock subscription receivable	-	1,000,000

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

Accounts receivable primarily consist of accrued revenues from oil and gas production and joint interest expenditures due from joint interest owners in oil and gas properties.

Revenues are recognized for oil and natural gas sales when production is sold to a purchaser at a fixed or determinable price. The Company accounts for its gas imbalances that result from its normal operations using the sales method, under which the Company recognizes its revenues on all production delivered to the purchaser.

Asset retirement obligations are recorded in the period in which they are incurred and reasonably estimatable. The Company recognized asset retirement obligations totaling $50,000 associated with the Texas oil and gas properties it acquired in September 2007 (see Note 3). The Company routinely reviews and reassesses its estimates to determine if an adjustment to the value of the asset retirement obligation is required.

Certain reclassifications have been made to the prior year financial statements to conform with the current presentation.

The Company was incorporated on February 1, 2006 and was in the exploration stage through July 31, 2007. During the three months ended October 31, 2007 the Company became an operating company and is no longer considered to be in the exploration stage.

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

Prime Transaction
On September 19, 2007, the Company acquired certain oil and gas properties and related assets (the “Properties”) in Brazoria County, Texas from Prime Natural Resources, Inc. (“Prime”) for approximately $3.7 million, including closing and other transaction-related costs. The purchase price was paid with a combination of cash ($2.4 million), 1,928,375 shares of the Company’s restricted common stock valued at approximately $926,000, and the assumption of certain assumed liabilities totaling approximately $343,000. The Company’s consolidated statements of operations include the revenues and expenses associated with the acquired assets from the date of acquisition.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007

Revenues	$542,819	$674,758	$2,095,578	$2,342,492
Net loss	(460,302)	(4,281,835)	(10,236,856)	(6,037,435)
Loss per share – basic and diluted	$(0.01)	$(0.07)	$(0.15)	$(0.09)

In January 2008 we entered into an agreement with Savant Alaska LLC (“Savant”) pursuant to which we agreed to assign to Savant an interest in one of the Company’s Alaska oil and gas leases. In exchange, the Company received the opportunity to earn up to a two percent working interest in a production unit if the test well Savant is drilling on adjacent acreage is successful. The test well will be drilled at the sole expense of Savant and its drilling partners.

NOTE 4 – NOTES PAYABLE

Convertible Notes
On March 30, 2007 True North executed an agreement with an off-shore investor pursuant to which it agreed to issue $500,000 of notes payable (the “Notes”). Proceeds of the Notes were received in two equal installments during April and May 2007. The Notes bear interest at the rate of 8% per annum. Subject to prior conversion or acceleration, the principal balance of the notes is due in a single payment on the third anniversary of the date of each note. Interest on the Notes originally was payable semi-annually beginning the first day of the first month following 180 days from the respective dates of the Notes.

On September 18, 2007, the Company and the Convertible Notes lender entered into a subordination agreement. Pursuant to that agreement, the lender agreed to subordinate, in right of payment and priority, the Convertible Notes to the Secured Notes issued in September 2007 (see below). Payment of interest on the Convertible Notes also was postponed until repayment in full of the Secured Notes as a result of the Subordination Agreement.

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

The fair value of the warrants was estimated using the Black Scholes option-pricing model, which resulted in a total fair value of $125,706 and a relative fair value of $100,310. A discount on the notes payable was recognized in an amount equal to the relative fair value of the warrants. The debt discount is being accreted to interest expense using the effective interest method over the remaining term of the notes. Interest expense resulting from the accretion of the debt discount approximated $7,100 and $18,500 during the three-month and nine-month periods ended January 31, 2008.

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

Secured Notes
The Company financed the purchase of the Properties and the repayment of the Bridge Notes through the issuance of senior secured term notes (the “Secured Notes”) to two purchasers (the “Purchasers”). The aggregate principal amount of the Secured Notes totaled $3,750,000. The Secured Notes, which mature on September 18, 2010, bear interest at the rate of 13% per annum.

Amortizing payments of principal and interest are due monthly. During the twelve-month period ending September 18, 2008, the amount of such monthly principal payments is equal to the greater of $100,000 or sixty percent (60%) of the net revenue relating to all oil and gas properties of ICF for the immediately preceding calendar month. Thereafter, the monthly principal payment shall be equal to $100,000 or eighty percent (80%) of the net revenue relating to all oil and gas properties of ICF for the immediately preceding calendar month, provided, however, such percentage will increase to one hundred percent (100%) upon the occurrence and during the continuance of an event of default.

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

The aggregate debt discount resulting from the issuance of the warrants and the overriding royalty interest is being accreted to interest expense using the effective interest method over the remaining term of the notes. Interest expense resulting from the accretion of the debt discount associated with the Secured Notes approximated $52,000 and $114,000 during the three-month and nine-month periods ended January 31, 2008, respectively.

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

The Company’s borrowing activity is summarized below:

	Balance as of April 30, 2007	Increases	Decreases	Balance as of January 31, 2008

Insurance notes payable	$196,656	$-	$(196,656)	$-
Convertible Notes	250,000	250,000	-	500,000
Bridge Notes	-	250,000	(250,000)	-
Secured Notes	-	3,750,000	(185,694)	3,564,306
	446,656	4,250,000	(632,350)	4,064,306
Debt discount	-	(981,624)	248,240	(815,185)
Carrying value of debt	$446,656	$3,268,376	$(384,110)	$3,249,121

Total notes payable				$3,249,121
Less current portion				(758,503)
Long-term notes payable				$2,490,618

Future maturities of long-term debt are as of follows as of January 31, 2008:

Three months ending April 30, 2008	$300,000
Year Ending April 30:
2009	1,200,000
2010	1,700,000
2011	1,692,910
2012 and thereafter	-
4,892,910
Less: interest	(828,604)
$4,064,306

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

A total of 325,000 shares of True North’s common stock was earned by members of the Company’s advisory board during the nine months ended January 31, 2008 in connection with services provided thereby. Of this amount, 250,000 shares were issued as a result of the completion of the advisory board’s initial year of service. The remaining 75,000 shares represent payment of quarterly advisory board fees for each of the three-month periods ended July 31st, October 31st, and January 31st. As of January 31, 2008, $26,082 is reflected as stock compensation payable in the Company’s balance sheet related to annual fees payable to members of the Company’s advisory board for the period ending October 4, 2008. This amount reflects stock compensation expenses associated with 81,284 shares earned through January 31, 2008 that are not issuable by the Company until October 2008.

The Company issued 227,605 shares of its common stock during the nine months ended January 31, 2008 in connection with certain consulting agreements, including a consulting agreement with Prime as described below. The stock was valued at $69,832 of which $24,832 was previously expensed as part of the April 30, 2007 stock payable balance. In December 2007, the Company entered into a consulting agreement with Prime pursuant to which Prime provides the Company with bookkeeping, accounting, financial reporting and related services. The agreement was effective as of October 1, 2007 and expires June 30, 2008.

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

During the nine-month period ended January 31, 2008, the Company issued warrants to purchase an aggregate of 2,733,705 shares of the Company’s common stock, respectively. Such warrants are exercisable at prices ranging from $0.48. to $1.92 per share and expire at various times through September 2012. All of the warrants granted to date were fully vested on the date of grant. No warrants have been exercised to date.

A summary of warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price

Outstanding at April 30, 2007	4,405,555	$2.74
Granted	2,733,705	0.65
Exercised	-	-
Outstanding at January 31, 2008	7,139,260	$1.94

The range of warrant prices for shares under warrants and the weighted-average remaining contractual life as of January 31, 2008 is as follows:

Warrants Outstanding and Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Life

Less than $1.00	2,253,126	$0.48	4.9
$1.00 to $2.00	2,730,579	0.65	1.8
More than $2.00	2,155,555	3.89	2.0
Outstanding at January 31, 2008	7,139,260

ITEM 2. PLAN OF OPERATION

We commenced operation as an oil and gas exploration and development company in February 2006. We are presently engaged in oil and gas activities in Alaska, Texas and Colorado. During the year ended April 30, 2007 we also participated in oil and gas exploration activities in Louisiana.

We have only recently began to generate revenues. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully drill exploration and production wells and complete producing property acquisitions. At the present time, we own interests in two producing wells, which cover approximately 1,150 acres and produce about one million standard cubic feet of gas and ten barrels of oil per day.

Alaska Properties

In January and May 2006, we acquired oil and gas leases representing approximately 25,000 acres in the Cook Inlet basin and approximately 10,000 acres in the North Slope basin areas of Alaska. We are in the process of having the Cook Inlet leases re-registered in our name. We currently maintain a 100% working interest ownership in our Alaska leases, but may elect to sell a portion of our interests at some point in the future.

Effective January 23, 2008 we entered into an Acreage Contribution Contract with Savant Alaska LLC (“Savant”) pursuant to which we have agreed to assign to Savant certain interests of ours in State of Alaska Lease ADL-390839 in exchange for our earning a working interest of up to 2% in a production unit if the test well Savant is drilling on adjacent acreage is successful. The test well will be drilled at the sole expense of Savant and its drilling partners. For a more detailed description of the Acreage Contribution Contract see “Part II - Item 5 - Other Information”.

Colorado Properties

In June 2007 we acquired certain oil and gas interests and properties in northwest Colorado in an area covering more than 17,000 acres. These oil and gas interests are non-producing properties. We hold a 100% working interest in the leases comprising part of the acquired assets. We currently are refining our development plans for the area and expect to start seismic work during the second half of 2008. The purchase price for the interests and properties was approximately $1.4 million, together with an overriding royalty of one to three percent based on the applicable net revenue interest remaining after the landowner’s royalty and existing burdens have been deducted. The purchase price was paid in cash (approximately $345,000) and shares of our restricted common stock ($1,063,000). The number of shares issued was determined based upon the value of our common stock at the market close on June 21, 2007, less a 35% discount. Pursuant thereto, on July 6, 2007 we issued 1,832,769 shares of common stock to the seller. In January 2007 we loaned $180,000 to the seller. Repayment of this loan, which bore interest at an annual rate of 5%, was received in full at the closing of the acquisition.

Texas Properties

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

We financed the purchase of the Prime Assets through the issuance of secured term notes (the “Secured Notes”) to two purchasers (the “Purchasers”). The aggregate principal amount of the Secured Notes totaled $3,750,000. As a result of this transaction, the Purchasers became our and ICF's senior secured lenders. The Secured Notes, which mature on September 18, 2010 (the “Maturity Date”), provide for interest payments on the outstanding principal amount at the rate of 13% per annum. Amortizing payments of principal and interest are due monthly. In addition, we issued common stock purchase warrants to the Purchasers for the purchase of up to 1,953,126 shares of our common stock in connection with the issuance of the Secured Notes and reimbursed the Purchasers’ transaction related costs totaling $336,000.

General

We will require additional financing to fund development costs associated with our existing prospects as well as for any additional lease acquisitions. No assurance can be given that such additional financing will be available to us as and when needed or, if available, the terms on which it will be available.

We plan to spend approximately $1 million during the year ending April 30, 2008 on exploration and development activities such as seismic data acquisition, additional lease acquisition, technical studies and participating in joint venture development and exploration drilling.  We do not anticipate drilling on our Alaska properties during the next twelve months (except as related to the Kupcake Prospect as described above).  Our primary efforts in Alaska will focus on exploring opportunities to sell a portion of our Alaskan Cook Inlet Harriet Point prospect working interests in an effort to reduce our risk and financial exposure.

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

Going Concern

In its report as of and for the year ended April 30, 2007 dated July 25, 2007, our auditors, Malone and Bailey, PC, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have had minimal revenues since our inception and have accumulated a net loss of $20.1 million. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 30, 2008 we issued 167,101 shares of our common stock to Prime Natural Resources, Inc. representing payment of the stock fee due to Prime Natural Resources, Inc. under our December 21, 2007 Consulting Agreement with Prime Natural Resources, Inc. for the three-month period ended December 31, 2007. The shares were issued in reliance on Section 4(2). The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On December 17, 2007 we issued an aggregate of 275,000 shares of our common stock to our five advisory board members representing payment of the quarterly fee for the three-month period ended October 31, 2007 (25,000 shares) and the annual fee for the year ended October 5, 2007 (250,000 shares). The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

ITEM 5. OTHER INFORMATION

On November 6, 2007 we entered into a pooling agreement (the “Pooling Agreement”) with Savant Alaska, LLC (“Savant”) which was given effect as of July 1, 2007. Savant holds leases for the exploration and production of oil and natural gas in an area of Alaska that is contiguous to certain of our North Slope Alaskan interests. Under the Pooling Agreement, we and Savant agreed that we would pool certain leasehold interests, on a net acreage basis, and further agreed to jointly drill a test well within the Savant Kupcake Prospect. The test well was to be located in Section 29, T11N, R17E and was planned to be drilled to a depth of 11,000 feet in order to test the Kemik formation. We were unable to raise our share of the test well drilling costs in time, which would have resulted in our earning a working interest within the pooled area of approximately 8.5%, and in January 2008 the Pooling Agreement was terminated by mutual agreement. Effective January 23, 2008 however, we entered into an Acreage Contribution Contract (the “Contract”) with Savant pursuant to which we have agreed to conditionally assign to Savant the part of our leasehold interest that was to be the subject of the Pooling Agreement (the “Lease Acreage”) in exchange for Savant’s drilling a test well within the Kupcake Prospect and allowing us to potentially earn a working interest of up to 2% in the future production unit if the test well is successful. Under the Contract, in the event the test well is discontinued prior to reaching the required depth, Savant also has the right to drill a substitute well within the Kupcake Prospect.

If Savant fails to drill the test well or substitute well, as the case may be, to the required depth, in the manner and time provided in the Contract, Savant will relinquish its rights in the Lease Acreage. If Savant drills the test well or substitute well, as the case may be, to the required depth, in the manner and time provided in the Contract, it will earn an assignment, effective from the date of the release of the rotary rig from the test well, covering an undivided 75% of 8/8th’s working interest and a proportionate (in accordance with our assigned working interest) 78.33% net revenue interest in the Lease Acreage, limited to the depths and formation lying between the surface and the stratigraphic equivalent of 100 feet below the total depth drilled in the test well.

On December 21, 2007 we entered into a nine month consulting agreement (the ‘Consulting Agreement”) with Prime Natural Resources, Inc. (“Prime”) pursuant to which Prime provides us with bookkeeping, accounting, financial reporting and related services. The Consulting Agreement was given retroactive effect to October 1, 2007, the date on which Prime began rendering such services. As compensation for the services rendered to us by Prime under the Consulting Agreement we pay Prime a monthly cash fee of $5,000 and also pay Prime a quarterly fee in the form of shares of our common stock valued at $45,000 payable at the end of each of the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008. The number of shares issuable to Prime for each quarterly period is determined by taking the average closing price of our common stock during the last five business days of each month during the quarter and apportioning such number of shares equal to the amount of $15,000 for each of the three months comprising the quarter. We have granted Prime piggyback registration rights with respect to these share payments. The Consulting Agreement also provides for reimbursement of any expenses incurred by Prime on our behalf. On January 30, 2008 we issued 167,101 shares to Prime constituting payment of the stock fee due to Prime under the Consulting Agreement for the three months ended December 31, 2007.

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

TRUE NORTH ENERGY CORPORATION

Dated: March 11, 2008	By:	/s/ John Folnovic
John Folnovic
President, Chief Executive Officer