Form 10KSB
period 2008-04-30
True North Energy CORP
filed 2008-07-30
CIK 1292521

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: April 30, 2008
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

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: Common Stock, par value $0.0001 per share

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

State issuer's revenues for its most recent fiscal year: $1,225,735

As of July 23, 2008, there were 71,016,758 shares of the issuer's common stock, par value $0.0001, issued and outstanding. Of these, 36,266,758 shares are held by non-affiliates of the issuer. The market value of securities held by non-affiliates is approximately $6,165,349 based on the closing price of $0.17 for the issuer's common stock on July 23, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).
Not Applicable.

i

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Description of Business – Risk Factors” and “Plan of Operation.” You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

All references in this Form 10-KSB to the “Company,” “True North,” “we,” “us” or “our” are to True North Energy Corporation. All references to share amounts in this Form 10-KSB give retroactive effect to a 5:1 forward stock split that was effected by the Company on April 18, 2006.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Company Overview

We are engaged in the acquisition, exploration, development and production of oil and gas properties in Alaska, Texas and Colorado. During the year ended April 30, 2007 we also participated in oil and gas exploration activities in Louisiana. We first became an oil and gas exploration and development company in February 2006, but until the September 19, 2007 closing of a Purchase and Sale Agreement with Prime Natural Resources, Inc. had no developed reserves or production, and had not realized any revenues from our operations. We were incorporated in Nevada in April 2004 under the name Ameriprint International Ltd. to engage in the business of providing printing and packaging solutions to entities of all sizes and to specialize in providing templated, low cost, quality printing of high volume, high turnover print materials. We conducted minimal operations in this area and discontinued these operations in January 2006.

Alaska Properties

Our principal Alaska assets consist of oil and gas leases covering approximately 35,000 acres in the Cook Inlet (25,000 acres) and Beaufort Sea (“North Slope”) (10,000 acres) areas of Alaska, the rights to which we acquired during January and May 2006. All of the North Slope and Cook Inlet leases have been registered in our name.

Presently, we hold a 100% working interest in our Alaska leases but may elect to sell a portion of our interests at some point in the future. The Cook Inlet leases provide for a net revenue interest of 87.5% prior to an overriding 5% royalty. The North Slope leases provide for a net revenue interest of approximately 83.3% prior to an overriding 5% royalty. We pay annual rental fees of approximately $48,000 on the Cook Inlet leases and approximately $16,000 on the North Slope leases.

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

On November 6, 2007 we entered into a pooling agreement (the “Pooling Agreement”) with Savant Alaska, LLC (“Savant“), which was given effect as of July 1, 2007. Savant holds leases for the exploration and production of oil and natural gas in an area of Alaska that is contiguous to certain of our North Slope Alaskan interests. Under the Pooling Agreement, we and Savant agreed that we would pool certain leasehold interests, on a net acreage basis, and further agreed to jointly drill a test well within the Savant Kupcake Prospect. The test well was planned to be drilled to a depth of 11,000 feet in order to test the Kemik formation. We were unable to raise our share of the test well drilling costs in time, which would have resulted in our earning a working interest within the pooled area of approximately 8.5%, and in January 2008 the Pooling Agreement was terminated by mutual agreement. Effective January 23, 2008 however, we entered into an Acreage Contribution Contract (the “Contract”) with Savant, pursuant to which we agreed to conditionally assign to Savant the part of our leasehold interest that was to be the subject of the Pooling Agreement (the “Lease Acreage”) in exchange for Savant’s drilling a test well within the Kupcake Prospect and allowing us to potentially earn a working interest of up to 2% in the future production unit if the test well was successful. Savant and its partners commenced drilling the test well in March 2008 and completed drilling in April 2008 upon reaching a depth of 10,686 feet. At such time, Savant decided to plug and abandon the test well as it did not result in a commercial discovery of crude oil or natural gas reserves. The entire cost, expense, risk of drilling, production testing, plugging and abandoning of the test well was borne by Savant and its drilling partners. Savant has met all of the requirements under the Contract. Accordingly, we are in the process of assigning part of one of our North Slope leases (approximately 90 acres) as contribution acreage to Savant. We anticipate that the assignment will be completed by the end of 2008. We continue to hold a 100% working interest in the remaining acreage (approximately 9,910 acres).

Colorado Properties

In June 2007 we acquired certain oil and gas interests and properties in northwest Colorado in an area covering more than 17,000 acres. At the time of acquisition and presently, these oil and gas interests had no production. We hold a 100% working interest in the leases comprising part of the acquired assets. The acquired leases expire in 2016. We continue to refine our development plans for the area. The purchase price for the interests and properties was approximately $1.4 million, together with an overriding royalty of one to three percent based on the applicable net revenue interest remaining after the landowner’s royalty and existing burdens have been deducted. The purchase price was paid $345,477 in cash and $1,064,000 in shares of our restricted common stock. Pursuant thereto, on July 6, 2007 we issued 1,832,769 shares of common stock to the seller. In January 2007 we had loaned $180,000 to the seller. Interest, at an annual rate of 5%, was due on the loan until paid. The loan, together with all interest due thereon, was collected in full at the closing of the acquisition.

Texas Properties

On August 31, 2007 our wholly owned subsidiary, ICF Energy Corporation (“ICF“), entered into a Purchase and Sale Agreement (the “Agreement”) with Prime Natural Resources, Inc., a Texas corporation (“Prime”) pursuant to which, on September 19, 2007, ICF acquired certain oil and gas properties and related assets (the property and assets are hereinafter collectively referred to as the “Prime Assets”) located in Brazoria County, Texas from Prime for approximately $3.7 million, including closing and other transaction-related costs. The purchase price was paid with a combination of cash ($2.4 million), 1,928,375 shares of our restricted common stock valued at approximately $926,000, and the assumption of certain liabilities totaling approximately $343,000. The Prime Assets included the Devon Fee Unit and the O’Leary Unit No. 1 and covered an aggregate of approximately 1,150 acres. The Prime Assets included two producing wells with an estimated 701,772 Mcfe of proved reserves to the Company as well as three additional exploration prospects in the Old Ocean Unit in Brazoria County, Texas. Daily production currently approximates 500,000 standard cubic feet per day of gas and six barrels of oil per day, net to the Company. As discussed in greater detail below under “Valens Securities Purchase Agreement,” we financed the purchase of the Prime Assets through the issuance of an aggregate of $3,750,000 in secured promissory notes.

Drilling and Exploration Activities

We participated in the drilling of five exploratory oil and gas wells in Louisiana and Texas during the year ended April 30, 2007. None of these exploratory wells resulted in a commercial discovery. We expended approximately $6.3 million in connection with our participation in such drilling activities. Our working interests in these wells ranged from 8.75% to 25.0% and our share of the related capital expenditures varied from 11.7% to 33.3%. The five exploratory wells consisted of the Frost National Bank Deep Prospect (“McLean #1 Well”) in Live Oak County Texas, the Zodiac II prospect in Jefferson Davis and Calcasieu Parishes in Louisiana (the “Walker LA Properties Findley #19-1 Well”), the Deweyville Prospect (“Hankamer #1 Well”) located in Newton County Texas and Calcasieu Parish in Louisiana, and two wells in Pointe Coupee Parish, Louisiana that were drilled pursuant to our October 1, 2006 and January 1, 2007 Development Agreements with BP America Production Company (the “O. Jarreau Heirs No. 1 Well” and “A. Major Heirs No. 1 Well”). Other than our participation in the Savant well as previously described, we did not participate in exploration or drilling activities during the year ended April 30, 2008.

Advisory Board

On October 5, 2006 we created an advisory board and appointed five persons to serve thereon. Each advisory board member (an “Advisor”) is independent and has an extensive background in oil and gas and/or financial matters including but not limited to corporate governance, compliance, deal flow, and technical matters such as geosciences, drilling, engineering and risk management. The Advisors provide us with advice and assistance with strategic business and financial matters. Each Advisor devotes a minimum of 30 days annually to the provision of the advisory services. We have entered into engagement letters with each of the Advisors. Thereunder, the term of engagement of each Advisor is one year. Each Advisor and we have the right to terminate the engagement upon 30 days prior written notice. The engagement will be automatically extended for additional one year periods, if not terminated by us or the Advisor at least 30 days prior to the applicable anniversary date. Pursuant to the extension provision, the engagement of each of our Advisors was extended for an additional one year period as of October 5, 2007. In consideration of the services being provided, each Advisor is entitled to receive the following:

•	50,000 shares of our restricted common stock payable at the end of each year of service;

•	A quarterly fee consisting of 5,000 shares of our restricted common stock payable within ten days of the end of each fiscal quarter; and

•
Reimbursement of all reasonable and customary out of pocket business expenses incurred in the performance of his duties under the letter agreement. Expenses in excess of $5,000 require prior approval by us.

The advisory board consists of James Gouveia, George Lindahl III, J. Lanier Yeates, Jeffrey B. Ahbe, and Neville W. Patterson. The background of each Advisor is provided below.

James (Jim) Gouveia, P. Eng.

Mr. Gouveia is a Partner in Rose & Associates LLP., a Houston, Texas based firm that provides consultancy and training services to exploration and production companies in designing, implementing and sustaining risk analysis systems. He is a lead partner for S.E. Asia and the Russian Federation. Mr. Gouveia is a recognized expert in portfolio and project risk management and has 27 years of experience as a practicing reservoir engineer, commercial analyst, evaluations engineer, and multi-disciplinary sub-surface manager. He has provided expert guidance to major oil and gas industry clients on the characterization and economic analysis of tight gas, heavy oil, international, offshore development and coal bed methane unconventional resource. Mr. Gouveia has provided independent reserve and chance assessments for exploration prospects in major oil and gas basins all over the world. He is an active member of the petroleum industry in the major oil and gas centers in North America - Calgary, Denver, Houston and New Orleans. Mr. Gouveia is a past Director of Risk Management for Amoco Energy North America and holds a Bachelor of Applied Science degree in Chemical Engineering from the University of Toronto.

George Lindahl III

Mr. Lindahl was a Managing Partner in Sandefer Capital Partners located in Houston, Texas from 2002 to 2007. Mr. Lindahl is a past Vice Chairman of Anadarko Petroleum and past Chairman and CEO of Union Pacific Resources. He served as an Executive Vice President of Walker Energy and has over 30 years of oil and gas industry experience within both technical arenas as a geologist and a geophysicist and in executive and managerial roles. Mr. Lindahl currently serves as a Board Member of the Houston Museum of Natural Science, the Goodwill of Houston, the Foundation Board of US Oncology and the Cynthia Woods Mitchell Pavilion. He is currently a Director of EVEP, a public Exploration and Production Master Limited Partnership. Mr. Lindahl graduated from the University of Alabama with a Bachelor of Science in Geology. He has completed Graduate Studies at Tulane University and is a graduate of the Advanced Management Program at the Harvard Business School.

J. Lanier Yeates

Mr. Yeates is a partner of the Gordon Arata McCollam & Eagan Law Firm resident in the Houston office of the firm. He is licensed to practice law in Texas and Louisiana. His practice is focused on the energy industry. Mr. Yeates has taught Louisiana Oil and Gas Law as a member of the Adjunct Faculty of the University of Houston Law Center and has served as both a member of the Advisory Council of the Louisiana Mineral Law Institute and its Chairman for multiple terms. Mr. Yeates served as Vice-Chairman of the American Bar Association Energy Policy Committee and the Oil & Natural Gas Exploration and Production Committee. He has served on the Technical Subcommittee of the AAPL-OCS Committee’s Deepwater Offshore Operating Agreement Model Form Subcommittee, which developed a deepwater offshore operating agreement that was adopted in 2000 by the AAPL as a model form. Mr. Yeates was appointed for two terms by Governor George W. Bush and served as Vice Chairman of the Spindletop Centennial Celebration Commission and planned the 100th anniversary celebration of the discovery of the Lucas Gusher in the Spindletop Field.

Mr. Yeates currently serves as Chairman of the Board of Directors of the LSU Foundation and Chairman of Campanile Charities, Inc. He is a past President of the LSU Law Alumni Association. His memberships include the United States Supreme Court Bar Association, the State Bar of Texas, and the College of the State Bar of Texas, the Pro-Bono College of the State Bar of Texas, the Louisiana State Bar Association, the American Bar Association, the Houston Bar Association, and the American Law Institute. Mr. Yeates is a graduate of the Louisiana State University Law School where he served as Associate Editor of the Louisiana Law Review and was graduated Order of the Coif. Mr. Yeates has published numerous articles and other publications and has been a frequent speaker on subjects of importance to the energy industry. In 2004, he published his first novel, Bay of One Hundred Fires.

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

Neville W. Patterson

Mr. Patterson is the President and Founder of W. A. Fritze (North America) Inc., a privately held international bulk wine and spirits-alcohol trading company. The company’s business activities and focus is the procurement, sale and ocean shipment of bulk alcohol products between suppliers and purchasers located in North America, Europe, South Africa and South America.

Mr. Patterson graduated as an accountant in Cape Town, South Africa and possesses 30 plus years of international corporate and entrepreneurial experience spanning four continents. Previously he served in various senior corporate finance and treasury positions while in the employ of Mobil Oil, Turbo Resources, Unilever and Wiggins Teape (formerly a subsidiary of British America Tobacco). During his career he has developed an extensive specialized knowledge of certain offshore financial and commodity markets and has been involved in advising and facilitating business strategies and in the development of new markets for those companies wishing to expand into markets where he is already established.

Note Financing

Effective March 30, 2007 we issued and sold a $500,000 Convertible Promissory Note (the “Note”) to a single investor (the “Noteholder”) respecting a loan of which we received $250,000 during April 2007 and the remaining $250,000 during May 2007. The Note bore interest at the rate of 8% per annum. Subject to prior conversion or acceleration, the principal balance of the Note was due in a single payment on March 30, 2010. Interest was payable semi-annually with the first such interest payment due on October 1, 2007. In the event we completed an offering (the “Offering”) of $10 million or more of equity or debt securities within 90 days of the date of the Note (the “Offering Completion Date”), the Note, including any accrued and unpaid interest, was to be automatically converted into like shares or securities issued by us in the Offering on the same terms that such like shares or securities were purchased by subscribers in the Offering. The amount of like shares or securities so issued was to be based on the amount of principal and interest converted.

In the event an Offering was not completed by the Offering Completion Date, which was the case, we became obligated to issue common stock purchase warrants (the “Warrants”) to the Noteholder. The Warrants were to be exercisable for a period of three years commencing on the date of issuance of the Warrants. The number of shares of our common stock issuable upon exercise of the Warrants and the exercise price was to be calculated based upon the average closing price of our common stock for the 20 business days preceding the date of the Note (the “Average Price”). The number of shares that the Noteholder was to be entitled to purchase upon exercise of the Warrants was to be calculated by dividing the principal amount of the Note by the Average Price. Fractional shares resulting from the calculation were to be rounded up to the next whole share. The exercise price of the Warrants was to be equal to 140% of the Average Price.

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

Pursuant to the terms of the April 10, 2007 Replacement Note, on August 30, 2007 we issued 182,249 common stock purchase warrants to the holder, each exercisable for the purchase of one share of our common stock for a period of 3 years from issuance at a price of $1.92 per share. Pursuant to the terms of the May 10, 2007 Replacement Note, on August 30, 2007 we issued 298,330 common stock purchase warrants to the holder, each exercisable for the purchase of one share of our common stock for a period of 3 years from issuance at a price of $1.17 per share. In connection with the Valens financing discussed below, the holder of the Replacement Notes entered into a subordination agreement in which it agreed to take a junior position to that of the Valens entities.

August 2007 Bridge Financing

On August 23, 2007 we received an aggregate of $250,000 in loan proceeds from two persons (the “Lenders”) and issued to each of the Lenders a secured promissory note in the principal amount of $125,000 (each a “Note” and collectively the “Notes”). Each Note bore interest at the rate of 12% per annum. Subject to earlier payment, at our option, interest on the unpaid principal amount of each Note was payable in monthly installments commencing September 1, 2007 and principal was due and payable on the earlier of November 19, 2007 or 15 days following the closing of the asset acquisition we had entered into with Prime. If all interest and principal due on the Note was not paid on or before November 19, 2007 the interest rate was to be increased to 24% per annum from November 19, 2007 until the Note was repaid in full.

Until paid in full, each Note was secured by 1,250,000 shares of our restricted common stock (the “Stock”) standing in the name of Massimiliano Pozzoni or John Folnovic. In connection therewith, we made, executed, acknowledged, delivered and filed such documents and instruments, including without limitation a financing statement on Form UCC-1, as was reasonably necessary, to effect complete, or perfect the security interest of the Lenders in the Stock. Pursuant to the Notes we issued 50,000 shares (the “Shares”) of our restricted common stock to and in the name of each Lender. At the loan closings, we paid each Lender a cash fee of $3,750 to reimburse them for the costs and expenses incurred by them in connection with the loan transaction. We further agreed to pay the reasonable fees and disbursements of their respective legal counsels in connection with the enforcement of their rights under the Notes. On September 19, 2007 the Notes were repaid in full from proceeds received pursuant to the Valens Securities Purchase Agreement discussed below.

Valens Securities Purchase Agreement

On September 18, 2007 we and our wholly-owned subsidiary ICF entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Valens U.S. SPV I, LLC (“Valens US”), a Delaware limited liability company in its capacity as Agent and with Valens US and Valens Offshore SPV II, Corp. in their capacities as purchasers (the “Purchasers”). Pursuant to the Securities Purchase Agreement, we and ICF sold secured term notes (the “Secured Notes”) to the Purchasers in the aggregate principal amount of $3,750,000, following which the Purchasers became our and ICF's senior secured lenders. At closing, on September 19, 2007, we utilized approximately $2,260,000 of the Secured Notes proceeds to pay Prime the balance of the cash component of the purchase price due to Prime under the Prime Purchase Agreement entered into on August 31, 2007. On September 19, 2007, we also issued 1,928,375 shares of our common stock to Prime representing payment of the stock component of the purchase due to Prime under the Prime Purchase Agreement.

The cash and stock payments allowed us to complete ICF’s acquisition of certain oil and gas assets of Prime including two producing wells with an estimated 701,772 Mcfe of proved reserves, net to the Company. All revenues from these producing assets and all other assets owned by ICF are required to flow through a controlled lockbox account to insure that part of such revenues will be used to repay the obligations under the Secured Notes. In the event of a default by us or ICF under the Securities Purchase Agreement, the Secured Notes or any related agreements, the Purchasers will have the right to block the account until the default is remedied. Repayment of the Secured Notes and satisfaction of our and ICF’s other obligations under the Securities Purchase Agreement and related agreements has been secured by the grant of liens and other security interests on all of our and ICF’s principal assets. To further secure the debt, we have pledged our ICF shares to the Purchasers.

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

•
we and ICF granted the Purchasers a right of first refusal to provide additional financing sought by us, ICF, or our respective subsidiaries, if any, until such time as all obligations of ours and ICF to the Purchasers have been paid in full excluding financing for the proposed Powder River Transaction, as hereinafter defined;

•
we and ICF entered into an agreement with the Purchasers to negotiate the terms of a shareholders’ agreement between the Purchasers and the then shareholders of ICF at such time, if ever, that the Purchasers exercise the ICF warrants, such shareholders agreement to require ICF to seek the written approval of the Purchasers before taking certain actions;

•
EH&P Investments AG (“EH&P”), the holder of an aggregate of $500,000 of our promissory notes entered into a subordination agreement with Valens US, in its capacity as agent for the Purchasers in which EH&P agreed to take a junior position to that of the Purchasers;

•	we utilized approximately $252,384 of the net proceeds from the Secured Notes to pay off our August 23, 2007 secured promissory notes in the aggregate principal amount $250,000;

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

•
we paid $192,000, agreed to issue 300,000 common stock purchase warrants with an exercise price of $0.48 per share and granted piggyback registration rights with respect to the shares underlying the warrants to a financial advisor as a finder’s fee; and

•
we and ICF executed a post closing letter dated as of September 18, 2007 with Valens US, in its capacity as Agent for the Purchasers, in which Valens US agreed to allow us to satisfy certain requirements under the Securities Purchase Agreement on a post closing basis, the failure of which to achieve within the applicable time limits contained therein constitutes an event of default under the Securities Purchase Agreement and related agreements.

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

The Company Warrants are exercisable at any time during the five year period ending September 18, 2012 at an exercise price equal to the lesser of (i) $0.48 per share or, (ii) if the transactions contemplated by a purchase and sale agreement involving oil and gas assets and properties in Wyoming’s Powder River Basin (the “Powder River Transaction”) being negotiated between us and Angel LLC, CN Energy LLC, Swanson Energy Company, LLC, Fuel Exploration, LLC, MHBR Energy LLC, and Rocky Mountain Rig LLC (collectively the “Sellers”) had been consummated, a price equal to the then fully diluted price per share of the Company common stock issued by us to the Sellers in connection with such purchase and sale agreement. The Company Warrants contain customary adjustment provisions for events affecting the Company and its common stock. The Powder River Transaction was not consummated because we were unable to raise the funds necessary to consummate that acquisition.

The ICF Warrants were only exercisable in the event the Powder River Transaction was not consummated on or before January 18, 2008. As that did not happen, the ICF Warrants are presently exercisable. The exercise price of the ICF Warrants is $0.01 per share. The ICF Warrants contain a cashless exercise provision and customary adjustment provisions for events affecting ICF and its common stock. The Purchasers have been granted registration rights with respect to the ICF Warrants.

On March 31, 2008 the Purchasers made an additional advance to us in the aggregate amount of $425,000. The September 18, 2007 and March 31, 2008 advances are now evidenced by March 31, 2008 Amended and Restated Notes in the aggregate principal amount of $3,931,883. In consideration of the March 31, 2008 advance we paid certain fees and expenses aggregating to approximately $34,370 to the Purchasers and affiliated parties and issued an aggregate of 1,739,130 shares of our restricted common stock (the “Shares”) to the Purchasers. In connection therewith, we entered into a March 31, 2008 Registration Rights Agreement with the Purchasers pursuant to which we granted the Purchasers demand registration rights with respect to the Shares.

The demand registration rights are exercisable in the event the Purchasers determine that they are unable to sell all of the Shares pursuant to Rule 144 under the Securities Act of 1933, as amended. Upon receipt of a demand notice from the Purchasers, we are required to file a registration statement covering the resale of the Shares no more than 30 days thereafter and to have the registration statement declared effective no later than 30 days following the filing date in the event the SEC determines not to review the registration statement or 90 days following the filing date if the SEC determines to review the registration statement. Notwithstanding the foregoing, we shall have 120 days following the filing date to have the registration statement declared effective if the SEC issues more than two comment letters on the registration statement. Our failure to file the registration statement on time, have it declared effective on time, or maintain its effectiveness, will result in our having to pay liquidated damages to the Purchasers in an amount equal to $4,250 for each 30 days period (prorated for partial periods) that we are in default subject to a maximum cap of $42,500. We are not obligated to effect more than two demand registrations under the Registration Rights Agreement.

Prime Consulting Agreements

On December 21, 2007 we entered into a nine-month consulting agreement (the ‘Consulting Agreement”) with Prime pursuant to which Prime provides us with bookkeeping, accounting, financial reporting and related services. The Consulting Agreement was given retroactive effect to October 1, 2007, the date on which Prime began rendering such services. As compensation for the services rendered to us by Prime under the Consulting Agreement we paid Prime a monthly cash fee of $5,000 and also paid Prime a quarterly fee in the form of shares of our common stock valued at $45,000 payable at the end of each of the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008. The number of shares issuable to Prime for each quarterly period is determined by taking the average closing price of our common stock during the last five business days of each month during the quarter and apportioning such number of shares equal to the amount of $15,000 for each of the three months comprising the quarter. We have granted Prime piggyback registration rights with respect to these share payments. The Consulting Agreement also provides for the payment of expense reimbursement to Prime. On January 30, 2008 we issued 167,101 shares to Prime constituting payment of the stock fee due to Prime under the Consulting Agreement for the three months ended December 31, 2007. On June 19, 2008 we issued 176,179 shares to Prime constituting payment of the stock fee due to Prime under the Consulting Agreement for the three months ended March 31, 2008. A total of 182,193 shares are payable to Prime, but have not yet been issued, relative to payment of the stock fee due Prime under the Consulting Agreement for the three months ended June 30, 2008.

On June 30, 2008 we entered into a twelve month consulting agreement with Prime which is identical, in all material respects, to the December 21, 2007 Consulting Agreement, except that it has a twelve-month term and provides for a quarterly stock fee valued at $60,000.

Charter Amendment to Increase Authorized Capital

By written consents dated May 4, 2007 our board of directors and our stockholders holding 34,750,000 (approximately 53.7%) of our outstanding common shares on May 4, 2007 authorized us to amend our Articles of Incorporation to increase our authorized capital stock from 120 million shares consisting of 100 million shares of common stock, $0.0001 par value and 20 million shares of preferred stock, $0.0001 par value to 270 million shares, consisting of 250 million shares of common stock, $0.0001 par value and 20 million shares of preferred stock, $0.0001 par value. The amendment required the affirmative vote of a majority of the outstanding shares of common stock entitled to vote thereon. There were no dissenters’ rights applicable to the amendment. Our stockholders were provided with notice of the proposed amendment. We filed the Certificate of Amendment to our Articles of Incorporation on October 9, 2007.

Principal Products and Services

We have limited oil and gas producing properties. We need to raise a significant amount of capital to pay for our planned exploration and development activities. If we cannot raise the capital we require or find partners that can fund our required expenditures, we will not be able to drill and our business will fail. Even assuming that we obtain the financing we require, if we do not discover and produce additional commercial quantities of oil and natural gas, we will have minimal products or services to offer and our business could fail.

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

Patents, Trademarks and Licenses

We do not own any patents, trademarks, copyrights or other forms of intellectual property.

Need for Governmental Approval and the Effects of Regulations

We presently are subject to various laws and regulations of the United States, as well as the states and municipalities in which we operate that govern the exploration, development and production of oil and natural gas. The Alaska Department of Natural Resources - Division of Oil and Gas and the Alaska Oil and Gas Conservation Commission determine most of the procedures and regulations that concern oil and gas exploration and production activities in Alaska. The Railroad Commission of Texas - Oil and Gas Division determines most of the procedures and regulations that concern oil and gas exploration and production activities in Texas. The Colorado Oil and Gas Conservation Commission determines most of the procedures and regulations that concern oil and gas exploration and production activities in Colorado. We also are subject to, or will be subject to, regulation by, among others, the Alaska Department of Commerce, Community and Economic Development; the Alaska Department of Fish and Game; the U.S. Environmental Protection Agency; the U.S. Fish and Wildlife Service; and the U.S. Department of the Interior Bureau of Land Management. We will have to abide by and follow the procedures established by the above agencies. These procedures are generally designed to prevent pollution, to provide funds or procedures for cleaning up air pollution that cannot be prevented, and generally to protect land, water, air, flora and fauna from unnecessary or undue damage or disturbance.

Research and Development

We have not performed any research and development since our inception.

Employees

John Folnovic serves as our President and Chief Executive Officer. Massimiliano Pozzoni, our largest shareholder, serves as our Secretary, Treasurer and Principal Financial Officer.

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

Our Business Strategy

For a description of our business strategy, see “Plan of Operation - Business Strategy.”

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

RISKS RELATED TO OUR COMPANY

We have a history of operating losses which may continue.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of $11,783,731 and $9,069,110 during the years ended April 30, 2008 and 2007, respectively. As of April 30, 2008, our accumulated deficit was $21,005,787. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to reach a level of revenue to achieve profitability. Our gross revenues for the years ended April 30, 2008 and 2007 were $1,225,735 and $0, respectively. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price for our common stock.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended April 30, 2008 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our minimal revenues and significant accumulated losses since February 1, 2006 (inception of exploration stage) raise substantial doubt as to our ability to continue as a going concern. In the absence of additional financing or significant revenues and profits, we may have to curtail or cease operations. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Negative covenants in the Securities Purchase Agreement governing our September 2007 secured term notes limit, among other things, our ability to incur debt, pay dividends, raise additional capital, create liens on our properties and issue equity securities with registration rights, which may impair our ability to pursue our objectives.

The September 18, 2007 Securities Purchase Agreement governing our September 18, 2007 secured term notes contains various negative covenants that limit, among other things, our ability to incur debt, pay dividends, raise additional capital, create liens on our properties and issue equity securities with registration rights without the prior consent of the agent for our September 18, 2007 note holders. These negative covenants may impair our ability to pursue our business objectives. Any failure to comply with these covenants may constitute a breach under the September 18, 2007 Securities Purchase Agreement governing our September 18, 2007 notes that provides the holders of the September 18, 2007 notes with the right to require us to purchase all or any part of the then outstanding principal amount of the September 2007 notes. We may not have sufficient funds to purchase the September 18, 2007 notes upon such a breach.

Rules issued under the Sarbanes-Oxley Act of 2002 may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of common stock on any stock exchange or NASDAQ (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we fail to maintain an effective system of disclosure and internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. Based on our evaluation as of April 30, 2008, we concluded that we do maintain effective disclosure controls and procedures. Failure to implement changes to our controls that we may identify in the future as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

We have a limited operating history in the oil and gas business. Accordingly, you will have little basis upon which to evaluate our ability to achieve our business objectives.

We have been an oil and gas company since February 1, 2006 and have minimal oil and gas operations and revenues. As an oil and gas exploration and development company with a limited operating history, properties and related assets, it is difficult for potential investors to evaluate our business. Our operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

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

Future acquisitions, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance and accounting expenses) will require a substantial amount of additional capital and cash flow. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not be able to obtain the capital we require by other means. If we do not succeed in raising additional capital, we may be unable to fund our operations going forward.

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

Our operations are subject to the customary hazards of recovering, transporting and processing hydrocarbons such as fires, explosions and gaseous leaks, and migration of harmful substances, blowouts and oil spills. A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability. It cannot be assured that our insurance will be sufficient to cover any such casualty occurrences or disruptions. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our business, financial condition and results of operations.

Amendments to current laws and regulations governing our operations could have a material adverse impact on our business.

Our business is subject to substantial regulation under local and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation and transportation of oil, gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the oil and gas industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete, or abandonment of properties.

Permits, leases, licenses and approvals are required from a variety of regulatory authorities at various stages of exploration and extraction. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

Estimates of oil and gas reserves that we make may be inaccurate. The 3D seismic data and other advanced technologies we use cannot eliminate exploration risk. These factors could impair our ability to generate revenues from operations.

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

Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.

Even when used and properly interpreted, 3D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. In addition, the use of 3D seismic data becomes less reliable when used at increasing depths. We could incur losses as a result of expenditures on unsuccessful wells. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

We may not be able to develop oil and gas reserves on an economically viable basis and our reserves and production may decline as a result.

If we succeed in acquiring or discovering oil or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves. Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case. Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

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

Prices and markets for oil and gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

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

Our common stock is currently quoted on the NASD’s Over-the-Counter Bulletin Board under the symbol “TNEN.OB.” As indicated above, our common stock is not actively traded. As a result, investors may find it difficult to obtain accurate quotations of the price of our common stock. This situation severely limits the liquidity of our common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 270,000,000 shares of capital stock consisting of 250,000,000 shares of common stock and 20,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of July 25, 2008, there were 71,016,758 shares of common stock outstanding, 182,193 shares issuable to Prime pursuant to the Consulting Agreement, and 7,139,260 shares reserved for issuance upon the exercise of outstanding warrants.

ITEM 2.	DESCRIPTION OF PROPERTY

Properties

Our principal executive office is located at 1200 Smith Street, 16th Floor, Houston, Texas 77002. We pay a monthly rental of $300 per month for this virtual office lease, which we utilize for certain of our administrative needs. At that location, we have access to conference and meeting room facilities on an as needed basis. We also sublease approximately 175 square feet of office space at 1400 Woodloch Forest Drive, Suite 530, The Woodlands, Texas 77380 at a monthly cost of $850. We utilize this space for administrative needs as well including, but not limited to, our banking, oil and gas operations, and public company filing requirements. This sublease has a present term of six-months that expires on July 31, 2008 and is renewable thereafter for additional six-month terms. We also lease approximately 1,470 feet of office space in Golden, Colorado at the rate of $2,500 per month. The lease commenced on September 1, 2007 and runs through December 31, 2008. We believe that our property leases are suitable for our current and projected needs.

Acreage

The following table sets forth certain information regarding our developed and undeveloped lease acreage as of April 30, 2008. “Developed Acreage” refers to acreage on which wells have been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities. “Undeveloped Acreage” refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities whether or not the acreage contains proved reserves.

	2007-08	4/30/2008 Proved	Average
	Production	Reserves-	Working	Developed Acreage		Undeveloped Acreage		Total Acreage
	Mcfe	Mcfe	Interest	Gross	Net	Gross	Net	Gross	Net
Alaska	-	-	100.00%	-	-	35,000	35,000	35,000	35,000
Colorado	-	-	100.00%	-	-	17,000	17,000	17,000	17,000
Texas	143,041	551,441	30.14%	1,150	430	2,400	640	3,550	1,070

Total	143,041	551,441		1,150	430	54,640	52,640	55,550	53,070

An element of an oil or natural gas lease is the obligation to drill upon the fields that are acquired. If the Company is not successful in securing additional capital some of these leases might be lost.

Volumes, Prices and Oil & Natural Gas Operating Expense

The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs associated with our sales of oil and natural gas for the periods indicated.

	Year Ended April 30,
	2008	2007
Production volumes:
Oil (Bbls)	1,649	-
Natural gas (Mcf)	133,147	-
Standard cubic feet of gas equivalent (Mcfe)	143,041	-

Average sales prices:
Oil (per Bbl)	$91.52	$-
Natural gas (per Mcf)	$8.07	$-
Standard cubic feet of gas equivalent (per Mcfe)	$8.57	$-

Average costs (per Mcfe) (1)	$3.18	$-

(1)	Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

Oil and Natural Gas Reserves

The reserves as of April 30, 2008 were derived from reserve estimates prepared by the independent reserve engineers Netherland, Sewell & Associates, Inc. for the Old Ocean Field. No reserve reports were provided to any government agency. The PV-10 value was derived using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. For further information concerning the present value of future net revenues from these proved reserves, see Note 11 of Notes to Consolidated Financial Statements.

The following table sets forth our estimated net proved oil and natural gas reserves and the PV-10 value of such reserves as of April 30, 2008.

	Proved Reserves
	Developed	Undeveloped	Total
Oil and condensate (Bbls)	8,407	-	8,407
Natural gas (Mcf)	500,999	-	500,999
Total proved reserves (Mcfe)	551,441	-	551,441
PV-10 Value (1)(2)	$4,073,978	$-	$4,073,978

(1)
The PV-10 value as of April 30, 2008 is pre-tax and was determined by using the April 30, 2008 sales prices, which averaged $113.14 per Bbl of oil and $11.51 per Mcf of natural gas. Management believes that the presentation of PV-10 value may be considered a non-GAAP financial measure. Therefore we have included a reconciliation of the measure to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows in footnote (2) below). Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. Because many factors that are unique to each individual Company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies.

Management also uses this pre-tax measure when assessing the potential return on investment related to its oil and natural gas properties and in evaluating acquisition candidates. The PV-10 value is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by us. The PV-10 value should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

(2)
Future income taxes and present value discounted (10%) future income taxes were $nil and $nil, respectively, due to the Company having sufficient NOL carryforwards. Accordingly, the after-tax PV-10 value of Total Proved Reserves (or “Standardized Measure of Discounted Future Net Cash Flows”) is $4,073,978.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities.

	Year Ended April 30,
	2008	2007
Property acquisition costs:
Proved	$3,482,558	$-
Unproved	1,868,926	311,626
Exploration costs	314,598	6,473,608
Development costs	-	-
Asset retirement obligation (1)	50,000	-

Total costs incurred	$5,716,082	$6,785,234

(1)	Includes non-cash asset retirement obligations accrued in accordance with SFAS No. 143 of $50,000 and $nil, respectively, for the years ended April 30, 2008 and 2007, respectively.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

“Bid” and ”ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) since April 18, 2005. Through March 28, 2006 our common stock was traded under the symbol “AMPI.” In connection with our name change that took effect on March 28, 2006, our trading symbol was changed to “TNEN.”

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

April 30, 2008	$0.34	$0.17
January 31, 2008	$0.44	$0.17
October 31, 2007	$0.62	$0.28
July 31, 2007	$0.83	$0.43
April 30, 2007	$2.67	$0.63
January 31, 2007	$3.82	$1.48
October 31, 2006	$6.02	$1.90
July 31, 2006	$2.15	$1.05

As of July 1, 2008, we had 62 shareholders of record of our common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

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

Recent Sales of Unregistered Securities

During the past three years, we have issued the following securities without registration under the Securities Act of 1933:

On June 19, 2008 we issued 176,179 shares of our common stock to Prime representing payment of the stock fee due Prime for the three-month period ended March 31, 2008 under the terms of the December 21, 2007 Consulting Agreement therewith. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On May 20, 2008 we issued an aggregate of 25,000 shares of our common stock to our five advisory board members representing payment of the quarterly fee due to them for the quarter ended April 30, 2008. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On February 13, 2008 we issued an aggregate of 25,000 shares of our common stock to our five advisory board members representing payment of the quarterly fee due to them for the quarter ended January 31, 2008. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On March 31, 2008, we issued 1,739,130 shares of our common stock to Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. in connection with a $425,000 advance to us on that same date by the Valens entities. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

On January 30, 2008 we issued 167,101 shares of our common stock to Prime representing payment of the stock fee due to Prime for the three-month period ended December 31, 2007 under the terms of the December 21, 2007 Consulting Agreement therewith. The shares were issued in reliance on Section 4(2). The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

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

On September 19, 2007 we issued 1,928,375 shares of our common stock to Prime. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

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

We commenced operation as an oil and gas exploration and development company in February 2006. We presently are engaged in oil and gas activities in Alaska, Texas and Colorado. During the year ended April 30, 2007 we also participated in oil and gas exploration activities in Louisiana.

We only recently began to generate revenues. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully drill exploration and production wells and complete producing property acquisitions. At the present time, we own interests in two producing wells, which cover approximately 1,150 acres and produce about 500,000 standard cubic feet of gas and six barrels of oil per day, net to the Company.

Alaska Properties

In January and May 2006, we acquired oil and gas leases representing approximately 25,000 acres in the Cook Inlet basin and approximately 10,000 acres in the North Slope basin areas of Alaska. We currently maintain a 100% working interest ownership in our Alaska leases, but may elect to sell a portion of our interests at some point in the future.

In January 2008 we entered into an agreement with Savant Alaska LLC pursuant to which we agreed to assign to Savant certain of our interests in State of Alaska Lease ADL-390839 in exchange for our earning a working interest of up to 2% in a production unit if the test well Savant planned to drill on adjacent acreage was successful. The test well was drilled at the sole expense of Savant and its drilling partners. On April 17, 2008 Savant announced that the Kupcake-1 well had been drilled to its target depth of 10,686 feet but would be plugged and abandoned as it did not result in a commercial discovery of crude oil or natural gas reserves.

Colorado Properties

In June 2007 we acquired certain oil and gas interests and properties in northwest Colorado in an area covering more than 17,000 acres. These oil and gas interests are non-producing properties. We hold a 100% working interest in the leases comprising part of the acquired assets. The acquired leases expire in 2016. We currently are refining our development plans for the area. The purchase price for the interests and properties was approximately $1.4 million, together with an overriding royalty of one to three percent based on the applicable net revenue interest remaining after the landowner’s royalty and existing burdens have been deducted. The purchase price was paid in cash (approximately $345,000) and 1,832,769 shares of our restricted common stock ($1,064,000). In January 2007 we loaned $180,000 to the seller. Repayment of this loan, which bore interest at an annual rate of 5%, was received in full at the closing of the acquisition.

Texas Properties

On September 19, 2007 our newly formed, wholly owned subsidiary ICF Energy Corporation (“ICF”) acquired certain oil and gas properties and related assets (the “Prime Assets”) in Brazoria County, Texas from Prime Natural Resources, Inc. (“Prime”) for approximately $3.7 million, including closing and other transaction costs. The purchase price was paid with a combination of cash ($2.4 million), 1,928,375 shares of our restricted common stock valued at approximately $926,000, and the assumption of certain liabilities totaling approximately $343,000.

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

We plan to spend up to $5 million during the year ending April 30, 2009 on exploration and development activities such as seismic data acquisition, additional lease acquisition, technical studies and participating in joint venture development and exploration drilling. We will require additional capital to finance these planned expenditures. There can be no assurance that we will be able to secure such additional financing or that any such financing will available on terms acceptable to us. We do not anticipate drilling on our Alaska properties during the next twelve months. Our primary efforts in Alaska will focus on acquiring additional seismic data, conducting further technical evaluation of our Alaska leases, and exploring opportunities to sell a portion of our Alaskan working interests in an effort to reduce our risk and financial exposure.

We may require additional financing to meet our working capital and debt service requirements, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs such as regulatory compliance, investor relations, consulting and advisory services, Internet/web hosting, executive compensation, office and general expenses, professional fees, travel and entertainment, and rent and related expenses. We estimate that the level of working capital needed for these general and administrative costs for the next 12 months will approximate $1 million. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

Oil and gas exploration requires significant outlays of capital and in many situations may offer a limited probability of success. We hope to enhance our chances for success by effectively using available technology, rigorously evaluating subsurface data, and, to the extent possible, managing dry hole and financial risks.

We intend to rely on synergistic partnering with sophisticated industry partners. Our ideal partner would tend to be a regionally focused independent oil and gas company that has a demonstrated understanding of the exploration area and technology required to exploit the opportunity as well as the financial resources required therefore. There can be no assurance that we will be able to successfully negotiate any such partnering agreement or raise the necessary financing to invest in such a venture, or that any such venture will yield us any revenues or profits.

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

We face competition from firms that are more established, successful, better capitalized and, in many instances, willing to pay more for properties than what we might consider prudent. Our success will depend on the execution of our business plan to

•	identify available transactions;

•	effectively evaluate which transactions are most promising; and

•	negotiate creative transaction structures.

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

Business Strategy

We plan to grow our business onshore in the U.S. through a balance of drilling and acquisition. We will focus our efforts regionally to achieve economies of scale with predictable risk and bases of production. Our principal goals are to provide the Company and our shareholders with opportunity, growth and value.

After examining the fundamentals of the North American energy market over the last two years, we have positioned ourselves to pursue the strategies described above based on the following beliefs about the energy industry:

•	production depletion rates in North America will accelerate;

•	finding, development and operating costs will continue to increase; and

•	conventional oil and gas production will soon reach a peak from which there will be no recovery, regardless of higher prices or improved technology.

We believe that these trends are becoming more and more evident each day.  The major oil and gas companies have de-emphasized their search for new conventional oil and gas  reserves in North America. As a result of the increased depletion rates and reduced discovery efforts, North American conventional production has declined by one-third of previous levels. It is our belief that emerging oil and gas companies, such as us, can effectively position themselves to take advantage of this opportunity. To that end, we have adopted the following objectives:

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

As a result of these trends, we have expanded our focus beyond just Alaska. During the past two years we have aggressively pursued new unconventional gas resource plays with potentially substantial upsides. We believe that this course of action will allow us to be well positioned for future success. Our June 2007 Colorado acquisition is an example of this strategy. Our tactics to execute our strategies and achieve our goals and objectives include:

•	Increasing development of internally generated prospects and opportunities;

•	Funding prospects developed by proven geoscientists;

•	Completing negotiated acquisitions of proved properties;

•	Maintaining tight control of general and administrative and geological and geophysical costs by keeping employee levels low and outsourcing as much of our activities as possible;

•	Designing creative deal structures to access acreage, seismic data, prospects and capital;

•	Arranging necessary financing to execute the business plan; and

•	Using equity ownership incentives to align the interests of our employees and management with that of our shareholders.

As we pursue these objectives, our business will be subject to the risks typically associated with a start-up company in the competitive and volatile oil and gas resources business.

Going Concern

In its report dated July 29, 2008, our auditors, Malone and Bailey, PC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated minimal revenues since our inception. We have an accumulated deficit of $21,005,787 as of April 30, 2008. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

ITEM 7.	FINANCIAL STATEMENTS

The consolidated financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the consolidated financial statements included herein.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

The following table sets forth certain information, as of July 14, 2008, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

John I. Folnovic	Chief Executive Officer, President and Director	52	June 1, 2006

Massimiliano Pozzoni	Secretary, Treasurer, Chief Financial and Accounting Officer and Director	32	January 27, 2006

Certain biographical information of our directors and officers is set forth below.

John I. Folnovic

Mr. Folnovic has served as our President, Chief Executive Officer and as a Director since June 1, 2006. Mr. Folnovic is an engineer and a 26-year petroleum industry veteran. He formerly served as Vice President and Chief Operating Officer of Dominion Energy Canada Ltd. and President and Chief Executive Officer of Sunmatrix Petroleum Corporation. Mr. Folnovic also has held senior leadership positions in BP Canada and Amoco Canada gas and oil business units. He has led multidisciplinary teams of geologists, geophysicists, engineers, operations and administration staff in managing oil and gas assets generating $300 million in revenue and an annual capital budget of $200 million. He played an instrumental role in the development of BP Canada’s heavy oil assets that were subsequently sold to Canadian Natural Resources and Penn West Petroleum for $1.6 billion. Mr. Folnovic directed operations and a portfolio of assets that produced 60,000 boepd of oil and gas, including thermal heavy oil assets producing 30,000 bpd of bitumen. He was a recipient of the Chairman's Award for his work in implementing project management, risk analysis systems and portfolio management processes within Amoco Canada. He has held numerous technical, business, and operational assignments throughout Northern Canada. From 2003 through May 2006, Mr. Folnovic was Chief Executive Officer of Petrodell Energy Inc., a private oil and gas company based in Alberta, Canada. From 2000 to 2003 Mr. Folnovic served as a Managing Partner of the business consulting firm Myexecutive Inc. and was an acting CEO and a Director of Sunmatrix Petroleum Corporation from 2001 to 2003. From 1998 to 2000, Mr. Folnovic was a Vice President and the Chief Operating Officer of Dominion Energy Canada Ltd.

Massimiliano Pozzoni

Mr. Pozzoni has served as an executive officer and a Director since January 27, 2006. Mr. Pozzoni served as our sole executive officer from January 27, 2006 until June 1, 2006. From June 1, 2006 to the present, Mr. Pozzoni has served as our Secretary, Treasurer, and Chief Financial and Accounting Officer. From March 21, 2008 to the present, Mr. Pozzoni has served as a Director and as the President and Chief Executive and Financial Officer for Cobra Oil & Gas Company, a U.S. public company involved in exploration stage oil and gas activities. From March 2004 until January 18, 2007 Mr. Pozzoni served as an executive officer and Director of Falcon Natural Gas Corp., a U.S. public company engaged in oil and gas operations. From November 2003 to June 1, 2005, Mr. Pozzoni served as the Chief Executive Officer and Director of Gulf Coast Oil & Gas Inc., formerly Otish Mountain Diamond Company, a public reporting company. From September 2001 to July 2003, Mr. Pozzoni attended London Business School on a full-time basis. From June 2002 to August 2002, Mr. Pozzoni was employed as a Summer Associate at Lehman Brothers Inc. From June 1998 to June 2001, Mr. Pozzoni worked as an engineer at Schlumberger Oilfield Services. Mr. Pozzoni received a Bachelor degree in International Business in 1998 from the University of Kansas and an MBA degree from the London Business School in 2003.

Employment Agreements

Effective June 1, 2006 we entered into an Executive Employment Agreement with John Folnovic pursuant to which Mr. Folnovic serves as our President and Chief Executive Officer. The Agreement was extended (the “Amendment”) effective each of June 1, 2007 and 2008 for an additional one-year term. The Executive Employment Agreement, as extended, has a one-year term and is renewable for up to two additional one year terms upon the mutual written consent of the parties. In consideration of Mr. Folnovic’s serving as an executive officer, we are paying or providing him with (i) a base annual salary of $120,000; (ii) reimbursement of applicable business expenses; (iii) the right to participate in all health insurance or other employee benefit plans that we may adopt in the future; and (iv) the right to participate in any incentive programs, stock option plans or bonus programs that we may implement in the future.

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

The Executive Employment Agreement originally provided Mr. Folnovic with the right to receive one million shares of our common stock at the end of every year of service under the Executive Employment Agreement up to a maximum aggregate of five million shares. In consideration of the Stock Purchase Agreement, Mr. Folnovic agreed to waive this right as set forth in the Amendment.

Massimiliano Pozzoni works for us pursuant to a verbal arrangement under which we currently pay Mr. Pozzoni $5,000 per month and reimburse his reasonable business expenses. Prior to February 1, 2008 we were paying Mr. Pozzoni $10,000 per month.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders. The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form audit, compensation, and other applicable committees.

Board of Directors

Our only directors are our two executive officers, neither of which is independent. We do not pay them for attending board meetings. They are reimbursed, however, for their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date this has not been a problem as no security holders have made any such recommendations. Our two directors perform all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

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

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended April 30, 2008 and 2007 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended April 30, 2008; (ii) all individuals that serve as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended April 30, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended April 30, 2008 that received annual compensation during the fiscal year ended April 30, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John Folnovic,(1) Chief Executive Officer	2008 2007	120,000 117,828	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Massimiliano Pozzoni, Chief Financial Officer	2008 2007	105,000 130,000	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	John Folnovic has served as our Chief Executive Officer and as a Director since June 1, 2006.

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended April 30, 2008 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of July 23, 2008 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of July 23, 2008. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Massimiliano Pozzoni 2 Allen Center 1200 Smith Street 16th Floor Houston, TX 77002	Common Stock, par value $0.0001 per share	19,250,000 Shares (Direct)	27.49%

John Folnovic 2 Allen Center 1200 Smith Street 16th Floor Houston, TX 77002	Common Stock, par value $0.0001 per share	15,500,000 Shares	22.14%

All officers and directors as a group (2 persons)	Common Stock, par value $0.0001 per share	34,750,000 Shares	49.63%

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

(2)	There were 71,016,758 shares of common stock issued and outstanding on July23, 2008.

Changes in Control

Not Applicable.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective June 1, 2006 we entered into an Executive Employment Agreement with John Folnovic pursuant to which Mr. Folnovic serves as our President and Chief Executive Officer. See Item 9. Employment Agreements.

Massimiliano Pozzoni serves as our Secretary, Treasurer and Chief Financial and Accounting Officer under a verbal month-to-month agreement. See Item 9. Employment Agreements.

Effective January 27, 2006 we issued ten million shares of our restricted common stock to Massimiliano Pozzoni in consideration of our acquisition of certain State of Alaska oil and gas leases from Mr. Pozzoni. See Item 5, Recent Sales of Registered Securities and Item 1, Description of Business.

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

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation (1)

3.2	3.2	By-Laws (1)

3.3	Appendix A	Form of Certificate of Amendment to Articles of Incorporation (2)

3.4	Appendix A	Form of Certificate of Amendment to Articles of Incorporation (3)

3.5	3.1	Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on October 9, 2007 (20)

4.1	4.1	$500,000 Convertible Promissory Note of Registrant dated March 30, 2007 (4)

4.2	4.1	Secured $125,000 Promissory Note of Registrant dated August 20, 2007 issued to T. Swanson, Inc. (16)

4.3	4.2	Secured $125,000 Promissory Note of Registrant dated August 20, 2007 issued to Uphill Limited Liability Company, Steven J. Revenig, Trustee (16)

4.4	4.1	Convertible $250,000 Promissory Note of Registrant dated April 10, 2007 issued to EH&P Investments AG (18)

4.5	4.2	Convertible $250,000 Promissory Note of Registrant dated May 15, 2007 issued to EH&P Investments AG (18)

4.6	4.3	Warrant of Registrant dated August 30, 2007 issued to EH&P Investments AG for the exercise of 182,249 shares (18)

4.7	4.4	Warrant of Registrant dated August 30, 2007 issued to EH&P Investments AG for the exercise of 298,330 shares (18)

4.8	4.1	$1,874,596 Secured Term Note of Registrant and ICF Energy Corp. dated September 18, 2007 issued to Valens Offshore SPV II, Corp. (19)

4.9	4.2	$1,875,404 Secured Term Note of Registrant and ICF Energy Corp. dated September 18, 2007 issued to Valens Offshore SPV I, LLC (19)

4.10	4.3	Warrant of Registrant dated September 18, 2007 issued to Valens Offshore SPV II, Corp. for the exercise of 976,353 shares (19)

4.11	4.4	Warrant of Registrant dated September 18, 2007 issued to Valens U.S. SPV I, LLC for the exercise of 976,773 shares (19)

4.12	4.5	Warrant of ICF Energy Corporation dated September 18, 2007 issued to Valens Offshore SPV II, Corp. for the exercise of 499 shares (19)

4.13	4.6	Warrant of ICF Energy Corporation dated September 18, 2007 issued to Valens U.S. SPV I, LLC for the exercise of 501 shares (19)

4.14	4.1	Warrant of Registrant dated September 19, 2007 issued to Energy Capital Solutions, LP for the exercise of 300,000 shares (20)

4.15	4.1	$1,964.195.80 Amended and Restated Secured Term Note of Registrant and ICF Energy Corp. dated March 31, 2008 issued to Valens Offshore SPV II, Corp. (22)

4.16	4.2	$1,967,687.04 Amended and Restated Secured Term Note of Registrant and ICF Energy Corp. dated March 31, 2008 issued to Valens U.S. SPV I, LLC (22)

10.1	10.1	Asset Purchase Agreement, dated January 23, 2006 among Registrant, Massimiliano Pozzoni and Kevin Moe (5)

10.2	10.2	Purchase Agreement dated as of May 9, 2006 between Registrant and Daniel K. Donkel and Samuel H. Cade (6)

10.3	10.1	Employment Agreement dated as of June 1, 2006 between Registrant and John Folnovic (7)

10.4	10.1	Participation Agreement effective as of June 7, 2006 between Registrant and Bayou City Exploration Inc. regarding the Frost National Bank Deep Prospect (8)

10.5	10.2	Participation Agreement effective as of June 7, 2006 between Registrant and Bayou City Exploration Inc. regarding the Windfall Prospect (8)

10.6	10.3	Participation Agreement effective as of June 7, 2006 between Registrant and Bayou City Exploration Inc. regarding the Zodiac II Prospect (8)

10.7	10.1	Participation Agreement effective as of July 28, 2006 between Registrant and Whitmar Exploration Company regarding the Deweyville Prospect (9)

10.8	10.2	Amendment to Purchase Agreement dated July 31, 2006 between Registrant and Daniel K. Donkel and Samuel H. Cade (9)

10.9	10.1	Development Agreement effective as of October 1, 2006 between Registrant and BP America Production Company (10)

10.10	10.1	Form of Engagement Letter Agreement with Advisory Board Members dated October 5, 2006 (11)

10.11	10.2	Letter Agreement dated November 13,2 006 (executed November 22, 2006) with Savant Alaska LLC regarding Kupcake Prospect (11)

10.12	10.3	Letter Agreement dated December 1, 2006 with BP America Production Company (11)

10.13	10.1	Development Agreement effective as of January 1, 2007 between Registrant and BP America Production Company (12)

10.14	10.1	Letter Agreement dated March 20, 2007 between Registrant and BP America Production Company (13)

10.15	10.2	Letter Agreement dated March 27, 2007 between Registrant and BP America Production Company (13)

10.16	10.1	Letter of Intent dated March 20, 2007 between Registrant and each of Angel LLC, CN Energy LLC, Swanson Energy Company, LLC, Fuel Exploration, LLC, MHBL Energy, LLC and Rocky Mountain Rig, LLC (4)

10.17	10.1	Purchase and Sale Agreement dated June 21, 2007 between Registrant and Constance Knight (14)

10.18	10.18	Amendment to Executive Employment Agreement between Registrant and John Folnovic made as of May 28, 2007 (15)

10.19	10.1	Purchase and Sale Agreement made as of August 31, 2007 by and between Prime Natural Resources, Inc. and ICF Energy Corporation (17)

10.20	10.01
Securities Purchase Agreement dated as of September 18, 2007 among Registrant, ICF Energy Corporation, Valens U.S. SPV I, LLC as Agent and Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. as Purchasers (19)

10.21	10.02	Registration Rights Agreement dated as of September 18, 2007 between Registrant and Valens Offshore SPV II, Corp. (19)

10.22	10.03	Registration Rights Agreement dated as of September 18, 2007 between Registrant and Valens U.S. SPV I, LLC. (19)

10.23	10.04	Registration Rights Agreement dated as of September 18, 2007 between ICF Energy Corp. and Valens Offshore SPV II, Corp. (19)

10.24	10.05	Registration Rights Agreement dated as of September 18, 2007 between ICF Energy Corp. and Valens U.S. SPV I, LLC. (19)

10.25	10.06	Stock Pledge Agreement dated as of September 18, 2007 between Valens U.S. SPV I, LLC, as Agent, and Registrant. (19)

10.26	10.07	Subordination Agreement dated as of September 18, 2007 among EH&P Investments AG, Valens U.S. SPV I, LLC, as Agent, Registrant, and ICF Energy Corporation. (19)

10.27	10.08	Assignment, Bill of Sale and Conveyance dated September 18, 2007 between Prime Natural Resources, Inc. and ICF Energy Corporation. (19)

10.28	10.09	Collateral Assignment dated as of September 18, 2007 among Registrant, ICF Energy Corporation and Valens U.S. SPV I, LLC, as Agent. (19)

10.29	10.10	Master Security Agreement dated as of September 18, 2007 among Registrant, ICF Energy Corporation and Valens U.S. SPV I, LLC, as Agent. (19)

10.30	10.11	Funds Escrow Agreement dated as of September 18, 2007 among Registrant, ICF Energy Corporation, Valens U.S. SPV I, LLC, as Agent, Valens Offshore SPV II, Corp. and Loeb & Loeb, LLP. (19)

10.31	10.12	Agreement to Execute Shareholders’ Agreement dated as of September 18, 2007 among Registrant, ICF Energy Corporation and Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (19)

10.32	10.13	Post Closing Letter Agreement dated as of September 18, 2007 between Registrant and Valens U.S. SPV I, LLC. (19)

10.33	10.14	Piggyback Registration Rights Agreement dated as of September 18, 2007 between Registrant and Prime Natural Resources, Inc. (19)

10.34	10.1	Notes Amendment Agreement dated as of December 7, 2007 by and among Registrant, ICF Energy Corporation, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (20)

10.35	10.2	Pooling Agreement effective as of July 1, 2007 between Savant Alaska, LLC and Registrant (20)

10.36	10.36	Consulting Agreement dated December 21, 2007 between Prime Natural Resources, Inc. and Registrant (21)

10.37	10.37	Acreage Contribution Contract effective as of January 23, 2008 between Savant Alaska, LLC and Registrant (21)

10.38	*	Consulting Agreement dated June 30, 2008 between Prime Natural Resources, Inc. and Registrant

10.39	10.1	Registration Rights Agreement dated as of March 31, 2008 among Registrant, Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (22)

10.40	10.2	Funds Escrow Agreement dated as of March 31, 2008 among Registrant, ICF Energy Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV II, Corp. and Loeb & Loeb, LLP. (22)

21	*	List of Subsidiaries of Registrant

23.1	*	Consent of Netherland, Sewell & Associates, Inc.

31.1	*	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Principal Executive Officer

31.2	*	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Principal Financial Officer

32.1	*	Rule 1350 Certificate of Chief Executive Officer

32.2	*	Rule 1350 Certificate of Chief Financial Officer

99.1	*	Estimated Reserves and Future Net Revenue Report prepared by Netherland, Sewell & Associates, Inc.

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

(15) Filed with the Securities and Exchange Commission on July 30, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB dated April 30, 2007, which exhibit is incorporated herein by reference.

(16) Filed with the Securities and Exchange Commission on August 28, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 23, 2007, which exhibit is incorporated herein by reference.

(17) Filed with the Securities and Exchange Commission on September 7, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 31, 2007, which exhibit is incorporated herein by reference.

(18) Filed with the Securities and Exchange Commission on September 19, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-QSB dated July 31, 2007, which exhibit is incorporated herein by reference.

(19) Filed with the Securities and Exchange Commission on September 24, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 18, 2007, which exhibit is incorporated herein by reference.

(20) Filed with the Securities and Exchange Commission on December 17, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-QSB dated October 31, 2007, which exhibit is incorporated herein by reference.

(21) Filed with the Securities and Exchange Commission on January 31, 2008 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form SB-2, which exhibit is incorporated herein by reference.

(22) Filed with the Securities and Exchange Commission on April 4, 2008 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 31, 2008, which exhibit is incorporated herein by reference.

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended April 30, 2007 and 2006 are set forth in the table below:

Fee Category	Fiscal year ended April 30, 2008	Fiscal year ended April 30, 2007

Audit fees (1)	$90,516	$53,800

Audit-related fees (2)	0	0

Tax fees (3)	0	0

All other fees (4)	0	1,200

Total fees	$90,516	$55,000

(1) Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NORTH ENERGY CORPORATION

Dated: July 29, 2008	By:	/a/ John Folnovic
John I. Folnovic, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of July, 2008.

/s/ John Folnovic
John I. Folnovic, President, Chief Executive Officer and Director

/s/ Massimiliano Pozzoni
Massimiliano Pozzoni, Secretary, Treasurer, Chief Financial and Accounting Officer and Director

PART II – FINANCIAL INFORMATION

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
True North Energy Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of True North Energy Corporation (the “Company”) as of April 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2008 and 2007 and the results of operations and cash flows for the years ended April 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had minimal revenues and has accumulated losses since its inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey PC
www.malone-bailey.com
Houston, Texas
July 29, 2008

TRUE NORTH ENERGY CORPORATION
Consolidated Balance Sheets

	April 30,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$228,094	$267,845
Accounts receivable	274,669	-
Prepaid expenses and other current assets	231,888	385,009
Note receivable	-	180,000
Total current assets	734,651	832,854
Website development, net of accumulated amortization of $17,150 and $9,172, respectively	6,776	14,754
Property and equipment, net of accumulated depreciation of $4,611 and $ 1,875, respectively	6,613	9,349
Oil and gas properties, using successful efforts accounting method, including unproven properties of $2,152,068 and $685,400, respectively (net of accumulated amortization of $756,879 and $-0-, respectively)	4,927,747	685,400
Deferred financing costs, net	554,055	-
Total assets	$6,229,842	$1,542,357

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,680	$43,912
Accrued liabilities	1,157,511	98,546
Stock compensation payable	52,117	161,171
Current portion of notes payable	711,121	196,656
Total current liabilities	2,026,429	500,285
Notes payable	2,707,834	250,000
Asset retirement obligation	54,622	-
Total liabilities	4,788,885	750,285

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, par value $.0001; 250,000,000 shares authorized; 71,016,758 and 64,662,700 shares issued and outstanding, respectively	7,102	6,466
Additional paid-in capital	22,439,642	10,007,662
Accumulated deficit	(21,005,787)	(9,222,056)
Total stockholders’ equity	1,440,957	792,072
Total liabilities and stockholders’ equity	$6,229,842	$1,542,357

See notes to consolidated financial statements.

TRUE NORTH ENERGY CORPORATION
Consolidated Statements of Operations

	Year Ended April 30,
	2008	2007

Revenues	$1,225,735	$-

Costs and expenses:
Lease operating expenses	533,427	107,616
Exploration costs	314,598	6,473,608
Accretion expense	4,622	-
General and administrative:
Compensation and benefits	9,270,008	1,650,439
Legal and accounting	433,847	274,920
Advisory board fees	81,444	210,636
Investor relations	59,221	152,240
Other G&A expenses	259,170	197,903
Unsuccessful merger and acquisition costs	402,258	-
Depreciation, depletion and amortization	767,593	8,638
Total costs and expenses	12,126,188	9,076,000

Loss from operations	(10,900,453)	(9,076,000)

Other income (expense):
Interest and other income	4,089	10,876
Interest expense	(887,367)	(3,986)

Loss before income taxes	(11,783,731)	(9,069,110)
Income taxes	-	-

Net loss	$(11,783,731)	$(9,069,110)

Basic and diluted loss per common share	$(0.17)	$(0.14)

Weighted-average common shares outstanding	67,839,554	63,111,430

See notes to consolidated financial statements.

TRUE NORTH ENERGY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended April 30,
	2008	2007

Cash Flows From Operating Activities
Net loss	$(11,783,731)	$(9,069,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	767,593	8,638
Stock-based compensation	9,096,776	1,637,636
Amortization of deferred financing costs and debt discount	516,156	-
Unsuccessful merger and acquisition costs	402,258	-
Dry hole costs	287,468	6,196,019
Accretion expense	4,622	-
Changes in operating assets and liabilities:
Accounts receivable	(274,669)	-
Prepaid expenses and other	85,138	(133,673)
Accounts payable	61,768	45,834
Accrued liabilities	352,183	65,525
Net cash used in operating activities	(484,438)	(1,249,131)

Cash Flows From Investing Activities
Additions to oil and gas properties	(2,930,361)	(6,507,644)
Advances to seller in connection with acquisition of oil and gas properties	-	(180,000)
Purchases of property and equipment	-	(11,224)
Website development	-	(16,700)
Net cash used in investing activities	(2,930,361)	(6,715,568)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	4,675,000	250,000
Payments on notes payable	(708,573)	(54,679)
Increase in deferred financing costs	(591,379)	-
Proceeds from issuance of common stock	-	8,000,000
Net cash provided by financing activities	3,375,048	8,195,321

Net increase (decrease) in cash and cash equivalents	(39,751)	230,622
Cash and cash equivalents, beginning of period	267,845	37,223

Cash and cash equivalents, end of period	$228,094	$267,845

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$256,275	$3,986
Income taxes	-	-

Non-Cash Investing and Financing Activities
Common stock issued for oil and gas leases	$1,988,626	$-
Discount on notes for relative fair value	909,508	-
Common stock issued to lenders	328,652
Discount on notes for overriding royalty interest granted to lenders	200,000	-
Asset retirement obligation	50,000	-
Assumed liabilities	343,000	-
Common stock issued for deposit on common stock	-	50,000

See notes to consolidated financial statements.

TRUE NORTH ENERGY CORPORATION
Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2006	60,100,000	$6,010	$481,654	$(152,946)	$334,718
Issuance of common stock from deposit on stock purchase	100,000	10	49,990	-	50,000
Issuance of units consisting of one share of common stock and one warrant	4,405,555	441	7,999,559	-	8,000,000
Issuance of common stock at prices ranging from $0.77 to $3.11 per share in exchange for advisory board services	57,145	5	101,459	-	101,464
Restricted stock grants	-	-	1,375,000	-	1,375,000
Net loss for the year ended April 30, 2007	-	-	-	(9,069,110)	(9,069,110)

Balance, April 30, 2007	64,662,700	6,466	10,007,662	(9,222,056)	792,072
Issuance of common stock for oil and gas properties	3,761,144	376	1,988,250	-	1,988,626
Issuance of common stock to lenders	1,839,130	184	328,468	-	328,652
Issuance of common stock warrants to lenders and others	-	-	909,508	-	909,508
Issuance of common stock at prices ranging from $0.26 to $0.47 per share in exchange for advisory board services	350,000	35	153,463	-	153,498
Restricted stock grants	403,784	41	119,791	-	119,832
Stock compensation	-	-	8,932,500	-	8,932,500
Net loss for the year ended April 30, 2008	-	-	-	(11,783,731)	(11,783,731)

Balance, April 30, 2008	71,016,758	$7,102	$22,439,642	$(21,005,787)	$1,440,957

See notes to consolidated financial statements.

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

True North has had minimal revenues and has accumulated losses since February 1, 2006 (inception). The Company will require additional financing in order to execute its business plan. There can be no assurance that such financing will be available to the Company as and when needed or, if available, the reasonableness of the terms of such financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability or classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

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

Accounts Receivable
Accounts receivable primarily consist of accrued revenues from oil and gas production and joint interest expenditures due from joint interest owners in oil and gas properties.

Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments.

Concentrations of Credit Risk
Financial instruments that potentially subject True North to concentration of credit risk consist of cash and cash equivalents. As of April 30, 2008, the Company had cash balances approximating $128,000 in excess of federally insured limits. True North’s cash balances are maintained in bank accounts at large, high-quality financial institutions. Accordingly, management believes that the credit risk associated with its bank deposits is minimal.

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

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

Asset Retirement Obligations
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

Revenue Recognition
Revenues are recognized for oil and natural gas sales when production is sold to a purchaser at a fixed or determinable price. The Company accounts for its gas imbalances, if any, that result from its normal operations using the sales method, under which the Company recognizes its revenues on all production delivered to the purchaser. There were no gas imbalances as of April 30, 2008.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” In accordance with SFAS 123(R), stock-based compensation includes compensation expense for all share-based payments based on the grant date fair value. Such compensation expense is recognized over the related service period or immediately if the instruments vest immediately.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123(R) and EITF No. 96-18, “Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services.” For expense purposes, the value of common stock issued to non-employees is determined based on the fair value of the services received or the fair value of the equity instruments issued, whichever value is more reliably measurable.

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

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

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

NOTE 3 – OIL AND GAS PROPERTIES

The Company is engaged in oil and gas exploration activities in Alaska, Colorado and Texas. During the year ended April 30, 2007, True North expended approximately $6.5 million for property acquisitions and drilling costs of which approximately $6.2 million was expensed as dry hole costs.

Colorado Leases
In June 2007 the Company acquired certain oil and gas leases covering more than 17,000 acres in Colorado. The purchase price for these leases approximated $1.4 million and was paid with a combination of cash (approximately $345,000 of which approximately $107,000 remains payable) and 1,832,769 shares of the Company’s common stock valued at approximately $1,064,000. The Company advanced the proposed seller $180,000 of the cash consideration during January 2007 in the form of a note receivable. The note bore interest at the rate of 5% per annum and was repaid upon the closing of the Company’s acquisition of the Colorado oil and gas leases.

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

Prime Transaction
On September 19, 2007, the Company acquired certain oil and gas properties and related assets (the “Prime Assets”) in Brazoria County, Texas from Prime Natural Resources, Inc. (“Prime”) for approximately $3.7 million, including closing and other transaction-related costs. The purchase price was paid with a combination of cash ($2.4 million), 1,928,375 shares of the Company’s restricted common stock valued at approximately $926,000, and the assumption of certain assumed liabilities totaling approximately $343,000. The Company’s consolidated statements of operations include the revenues and expenses associated with the acquired assets from the date of acquisition.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Prime Assets had occurred as of May 1, 2006. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of the Prime Assets been consummated as of that time, nor is it intended to be a projection of future results.

	Years Ended April 30,
	2008	2007

Revenues	$2,484,041	$3,011,670
Net loss	$(11,087,665)	$(8,937,948)
Loss per share – basic and diluted	$(0.16)	$(0.14)

Savant Agreement
On November 6, 2007 the Company entered into a pooling agreement (the “Pooling Agreement”) with Savant Alaska, LLC (“Savant“) which was given effect as of July 1, 2007. Savant holds leases for the exploration and production of oil and natural gas in an area of Alaska that is contiguous to certain of the Company's North Slope Alaskan interests. Under the Pooling Agreement, True North and Savant agreed to pool certain leasehold interests, on a net acreage basis, and further agreed to jointly drill a test well within the Savant Kupcake Prospect. The test well was planned to be drilled to a depth of 11,000 feet in order to test the Kemik formation. True North was unable to raise its share of the test well drilling costs in time, which would have resulted in it earning a working interest within the pooled area of approximately 8.5%, and in January 2008 the Pooling Agreement was terminated by mutual agreement. Effective January 23, 2008 however, True North entered into an Acreage Contribution Contract (the “Contract”) with Savant, pursuant to which it agreed to conditionally assign to Savant the part of our leasehold interest that was to be the subject of the Pooling Agreement (the “Lease Acreage”) in exchange for Savant’s drilling a test well within the Kupcake Prospect and allowing True North to potentially earn a working interest of up to 2% in the future production unit if the test well was successful. Savant and its partners commenced drilling the test well in March 2008 and completed drilling in April 2008 upon reaching a depth of 10,686 feet. At such time, Savant decided to plug and abandon the test well as it did not result in a commercial discovery of crude oil or natural gas reserves. The entire cost, expense, risk of drilling, production testing, plugging and abandoning of the test well was borne by Savant and its drilling partners. Savant has met all of the requirements under the Contract. Accordingly, the Company is in the process of assigning part of one of its North Slope leases (approximately 90 acres) as contribution acreage to Savant. True North anticipates that the assignment will be completed by the end of 2008. The Company continues to hold a 100% working interest in its remaining North Slope acreage (approximately 9,910 acres).

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

Failed Acquisition
During the year ended April 30, 2008, the Company entered into an agreement to acquire certain oil and gas properties located in Wyoming. True North was unable to raise the financing required to close the contemplated transaction and the agreement expired under its own terms. Direct acquisition costs totaling approximately $402,000 related to this potential acquisition were written off upon expiration of the related agreement.

NOTE 4 – NOTES PAYABLE

Convertible Notes
On March 30, 2007 True North executed an agreement with an off-shore investor pursuant to which it agreed to issue $500,000 of notes payable (the “ Convertible Notes”). Proceeds of the Convertible Notes, which bear interest at the rate of 8% per annum, were received in two equal installments during April and May 2007. Subject to prior conversion or acceleration, the principal balance of the notes is due in a single payment on the third anniversary of the date of each note. Interest on the Convertible Notes originally was payable semi-annually beginning the first day of the first month following 180 days from the respective dates of the Convertible Notes.

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

In connection with the issuance of the Convertible Notes, the Company issued warrants for the purchase of up to 182,249 shares of the Company’s common stock at an exercise price of $1.92 per share as well as warrants for the purchase of up to an additional 298,330 shares of the Company’s common stock at an exercise price of $1.17 per share. These warrants are exercisable for a period of three years from the date of issuance (August 30, 2007).

The fair value of the warrants was estimated using the Black Scholes option-pricing model, which resulted in a total fair value of approximately $126,000 and a relative fair value of approximately $100,000. A discount on the notes payable was recognized in an amount equal to the relative fair value of the warrants. The debt discount is being accreted to interest expense using the effective interest method over the remaining term of the notes. Interest expense resulting from the accretion of the debt discount approximated $26,000 during the year ended April 30, 2008.

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

The conversion option and warrant issuance features of the Convertible Notes were evaluated under FAS 133 and EITF 00-19 for derivative accounting. As neither the conversion option or the warrants were deemed to be liabilities, derivative accounting was determined to not be applicable. The Company also evaluated the conversion option under EITF 98-5 and EITF 00-27 and determined that the conversion option was contingent and ultimately did not result in a beneficial conversion feature.

Bridge Notes
On August 23, 2007 True North received an aggregate of $250,000 in loan proceeds from two persons (the “Lenders”) and issued to each of the Lenders a secured promissory note in the principal amount of $125,000 (the “Bridge Notes”). The Bridge Notes bore interest at the rate of
12% per annum. Subject to earlier payment, at the Company’s option, interest on the unpaid principal amount of the Bridge Notes was payable in monthly installments commencing September 1, 2007 and principal was due and payable on the earlier of November 19, 2007 or 15 days following the closing of the acquisition of the Prime Assets. As more fully described below, the Bridge Notes were repaid in September 2007 upon consummation of the acquisition of the Prime Assets and related financing.

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

Secured Notes
The Company financed the purchase of the Prime Assets and the repayment of the Bridge Notes through the issuance of senior secured term notes (the “Secured Notes”) to two purchasers (the “Purchasers”). The aggregate principal amount of the Secured Notes totaled $3,750,000. The Secured Notes, which mature on September 18, 2010, bear interest at the rate of 13% per annum.

Amortizing payments of principal and interest are due monthly. During the twelve-month period ending September 18, 2008, the amount of such monthly principal payments is equal to the greater of $100,000 or sixty percent (60%) of the net revenue relating to all oil and gas properties of ICF for the immediately preceding calendar month. Thereafter, the monthly principal payment shall be equal to the greater of  $100,000 or eighty percent (80%) of the net revenue relating to all oil and gas properties of ICF for the immediately preceding calendar month,  provided, however, such percentage will increase to one hundred percent (100%) upon the occurrence and during the continuance of an event of default.

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

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

In addition to the above, the Company issued an aggregate 5% overriding royalty interest in the oil and gas properties of ICF to the Purchasers. The amount of the overriding royalty interest will reduce to an aggregate 3% rate upon the payment in full of the Secured Notes. The fair value of the overriding royalty interests of $200,000 was estimated using the discounted cash flow method and recorded as a discount to the Secured Notes. The Company’s basis in the Prime Assets was reduced by a like amount.

On March 31, 2008 the Purchasers made an additional advance to us in the aggregate amount of $425,000. The September 18, 2007 and March 31, 2008 advances are now evidenced by amended notes in the aggregate principal amount of $3,931,883. In consideration of the March 31, 2008 advance we paid certain fees and expenses approximating $34,000 to the Purchasers and affiliated parties and issued an aggregate of 1,739,130 shares of our restricted common stock to the Purchasers.

The aggregate debt discount resulting from the issuance of the warrants, common stock and the overriding royalty interest is being accreted to interest expense using the effective interest method over the remaining term of the notes. Interest expense resulting from the accretion of the debt discount associated with the Secured Notes approximated $257,000 during the year ended April 30, 2008.

The Company incurred aggregate transaction costs of approximately $754,000 in connection with the September and March issuances of the Secured Notes. Such costs include $128,000 representing the estimated fair value associated with warrants awarded to a financial advisor for the purchase of up to 300,000 shares of the Company’s common stock. These warrants have an exercise price of $0.48 per share and expire September 18, 2012. The fair value of the warrants was estimated using the Black Scholes option-pricing model. The deferred financing costs are being amortized using the effective interest method over the remaining term of the Secured Notes.

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

The Company’s borrowing activity is summarized below:

	Balance as of April 30, 2007	Increases	Decreases	Balance as of April 30, 2008

Insurance notes payable	$196,656	$-	$(196,656)	$-
Convertible Notes	250,000	250,000	-	500,000
Bridge Notes	-	250,000	(250,000)	-
Secured Notes	-	4,175,000	(261,917)	3,913,083
	446,656	4,675,000	(708,573)	4,413,083
Debt discount	-	(1,277,276)	283,148	(994,128)
Carrying value of debt	$446,656	$3,397,724	$(425,425)	$3,418,955

Total notes payable				$3,418,955
Less current portion				(711,121)
Long-term notes payable				$2,707,834

Future maturities of long-term debt are as of follows as of April 30, 2008:

Year Ending April 30:
2009	$1,200,000
2010	1,510,000
2011	2,839,467
2012 and thereafter	-
5,549,467
Less: interest	(1,136,384)
$4,413,083

NOTE 5 – STOCK-BASED COMPENSATION

During the year ended April 30, 2007 True North entered into an employment agreement with its chief executive officer. Pursuant thereto, that individual was granted five million shares of the Company’s restricted stock issuable ratably at the end of each annual service period. Stock-based compensation expense related to this restricted stock grant included in compensation and benefits in the accompanying statement of operations totaled $1.4 million during the year ended April 30, 2007.

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

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

True North also recognized stock-based compensation expenses approximating $164,000 and $263,000 during the years ended April 30, 2008 and 2007 related to services provided by members of the Company’s advisory board and other third parties. Stock compensation payable as of April 30, 2008 includes stock compensation expenses associated with 142,760 shares earned through April 30, 2008 that are not issuable by the Company until October 2008.

NOTE 6 – COMMON STOCK

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

The Company also issued 100,000 shares of its common stock during the year ended April 30, 2007 related to a fiscal year 2006 deposit of $50,000 to purchase the Company’s common stock.

NOTE 7 – COMMON STOCK WARRANTS

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

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

During the year ended April 30, 2008, the Company issued warrants to purchase an aggregate of 2,733,705 shares of the Company’s common stock, respectively. Such warrants are exercisable at prices ranging from $0.48 to $1.92 per share and expire at various times through September 2012. All of the warrants granted to date were fully vested on the date of grant. No warrants have been exercised to date. A summary of warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price

Outstanding at April 30, 2007	4,405,555	$2.74
Granted	2,733,705	0.65
Exercised	-	-
Outstanding at April 30, 2008	7,139,260	$1.94

The range of warrant prices for shares under warrants and the weighted-average remaining contractual life as of April 30, 2008 is as follows:

Warrants Outstanding and Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Life

Less than $1.00	2,253,126	$0.48	4.4
$1.00 to $2.00	2,730,579	1.61	1.3
More than $2.00	2,155,555	3.89	1.5
Outstanding at April 30, 2008	7,139,260

NOTE 8 – INCOME TAXES

True North incurred net losses during each of the years ended April 30, 2008 and 2007. As a result, the Company has no current tax liability. The Company’s net deferred tax assets, which consist principally of tax loss carryforwards, have been fully reserved as of April 30, 2008. The Company’s net operating loss carryforward approximated $12.0 million and $9.2 million as of April 30, 2008 and 2007, respectively, and will expire in the years 2024 through 2028.

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

True North’s deferred tax assets consisted of the following as of April 30, 2008:

Deferred Tax Assets	2008	2007

Net operating loss carryforwards	$4,093,859	$3,130,623
Oil and gas properties	6,215	-
Property and equipment	(22)	68
Gross deferred tax assets	4,100,052	3,130,691
Valuation allowance	(4,100,052)	(3,130,691)
Net deferred tax assets	$-	$-

NOTE 9 – COMMITMENTS

True North pays $300 per month associated with the month-to-month lease of virtual office space in Houston, Texas. True North also subleases office space at a monthly cost of $850 in The Woodlands, Texas. This space is utilized for the Company’s administrative needs including, but not limited to, its banking, oil and gas operations, and public company filing requirements. This sublease expires on July 31, 2008 and is renewable thereafter for additional six-month terms. True North also subleases office space in Golden, Colorado pursuant to a lease that expires December 31, 2008. The rental charge associated with this lease, which is used in conjunction with True North’s recently acquired Colorado leases, is $2,500 per month.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2008, the Company retained the services of a law firm for which a partner is a member of the Company’s advisory board. Legal fees paid to that firm totaled approximately $256,000, substantially all of which related to costs incurred in connection with the acquisition of the Prime Assets. Additionally, during each of the years ended April 30, 2008 and 2007, the Company retained the services of a firm that provides technical consulting services to the oil and gas industry. A partner of that firm serves as a member of the Company’s advisory board. Fees for the technical and advisory services provided by the aforementioned firm approximated $8,000 and $30,000 during the years ended April 30, 2008 and 2007, respectively.

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

NOTE 11 – Supplemental Oil and Gas Information (Unaudited)

The following disclosures provide unaudited information required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities.”

Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below for the year-ended April 30, 2008 and 2007:

	2008	2007

Property acquisition costs:
Proved	$3,482,558	$-
Unproved	1,868,926	311,626
Exploration costs	314,598	6,473,608
Development costs (asset retirement obligations)	50,000	-
Total costs incurred	$5,716,082	$6,785,234

Estimated Quantities of Oil and Natural Gas Reserves

The following estimates of net proved oil and natural gas reserves of the Properties located entirely within the United States of America are based on evaluations prepared by third-party reservoir engineers. Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”), which require that reserve estimates be prepared under existing economic and operating conditions with no provisions for price and cost changes except by contractual arrangements. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available. All of the Company's oil and natural gas producing activities are located in the United States of America.

A determination of proven reserves as of September 19, 2007 was not prepared. The information presented below for the purchase of reserves in place was determined by adjusting the April 30, 2007 proved reserves for the actual production activity to determine what the proved reserves would have been as of September 19, 2007.

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

Estimated quantities of proved domestic oil and gas reserves and changes in quantities of proved developed reserves for each of the years were as follows:

	Oil (Bbls)	Gas (Mcf)

Total proved reserves – April 30, 2006	-	-
Purchases of reserves in-place	-	-
Production	-	-
Extensions and discoveries	-	-
Sales of reserves in place	-	-
Revisions of previous estimates	-	-
Total proved reserves – April 30, 2007	-	-
Purchases of reserves in-place	9,251	646,266
Production	(1,649)	(133,147)
Extensions and discoveries	-	-
Sales of reserves in place	-	-
Revisions of previous estimates	805	(12,120)
Total proved reserves – April 30, 2008	8,407	500,999

Proved developed reserves
April 30, 2007	-	-
April 30, 2008	8,407	500,999

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure is the estimated excess future cash flows from proved reserves less estimated future production and development costs, estimated plugging and abandonment costs, and a discount factor. Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on April 30, or year-end prices, and any fixed and determinable future price changes provided by contractual arrangements in existence at year end. Price changes based on inflation, federal regulatory changes and supply and demand are not considered. Average prices used in computing year-end April 30, 2008 future cash flows were $113.14 per barrel for oil and $11.51 per Mcf for natural gas. Estimated future production costs related to period-end reserves are based on April 30 (year-end) costs. Such costs include, but are not limited to, production taxes and direct operating costs. Inflation and other anticipatory costs are not considered until the actual cost change takes effect. A discount rate of 10% is applied to the annual future net cash flows.

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements – Continued

The standardized measure of discounted future net cash flows relating to the Properties' proved oil and gas reserves for the years ended April 30 are shown below:

	2008	2007

Future cash inflows	$6,748,200	$-
Future operating expenses	(1,741,700)	-
Future development costs	(54,622)	-
Future income tax expense	-	-
10% annual discount for estimating timing of cash flow	(877,900)	-

Standardized measure of discounted future net cash flows	$4,073,978	$-

Changes in Standardized Measure

Changes in the standardized measure of discounted future net cash flows relating to proved oil and gas reserve for the years ended April 30 are summarized below:

	2008	2007

Changes due to current-year operations:
Sale of oil and gas, net of operating expenses	$(692,308)	$-
Extensions and discoveries	-	-
Development costs incurred	-	-
Purchase of oil and gas properties	2,992,517	-
Changes due to revisions in standardized variables
Prices and operating expenses	1,998,337	-
Income taxes	-	-
Estimated future development costs	-	-
Revision of quantities	(13,703)	-
Sales of reserves in place	-	-
Accretion of discount	187,032	-
Production rates, timing and other	(397,897)	-

Net changes	4,073,978	-

Beginning of year	-	-

End of year	$4,073,978	$-