Form 10-Q
period 2008-07-31
True North Energy CORP
filed 2008-09-12
CIK 1292521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-51519

True North Energy Corporation
(Exact name of registrant as specified in its charter)

Nevada	98-043482
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Allen Center, 1200 Smith Street, 16th Floor Houston, Texas 77002
(Address of principal executive offices)

(713) 353-3948
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 12, 2008, there were 71,223,951 shares of the issuer’s common stock, par value $0.0001, outstanding.

TRUE NORTH ENERGY CORPORATION

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRUE NORTH ENERGY CORPORATION
Consolidated Balance Sheets
(Unaudited)

	July 31, 2008	April 30, 2008

Assets
Current assets:
Cash and cash equivalents	$526,780	$228,094
Accounts receivable	334,020	274,669
Prepaid expenses and other current assets	167,647	231,888
Total current assets	1,028,447	734,651

Website development, net of accumulated amortization of $19,145 and $17,150, respectively	4,781	6,776
Property and equipment, net of accumulated depreciation of $5,295 and $4,611, respectively	5,929	6,613
Oil and gas properties, using successful efforts accounting method, including unproven properties of $2,152,363 and $2,152,068, respectively (net of accumulated amortization of $1,008,533 and $756,879, respectively)	4,676,388	4,927,747
Deferred financing costs, net	494,474	554,055

Total assets	$6,210,019	$6,229,842

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,443	$105,680
Accrued liabilities	1,349,120	1,157,511
Stock compensation payable	55,048	52,117
Current portion of notes payable	734,815	711,121
Total current liabilities	2,200,426	2,026,429

Notes payable, net of debt discount	2,649,920	2,707,834
Asset retirement obligation	56,512	54,622

Total liabilities	4,906,858	4,788,885

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, par value $0.0001; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, par value $0.0001; 250,000,000 shares authorized; 71,223,951 and 71,016,758 shares issued and outstanding, respectively	7,122	7,102
Additional paid-in capital	22,488,871	22,439,642
Accumulated deficit	(21,192,832)	(21,005,787)

Total stockholders’ equity	1,303,161	1,440,957

Total liabilities and stockholders’ equity	$6,210,019	$6,229,842

See notes to consolidated financial statements.

TRUE NORTH ENERGY CORPORATON
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2008	2007

Revenues	$623,225	$-

Costs and expenses:
Lease operating costs	107,176	74,960
Exploration costs	22,756	28,880
Accretion expense	1,890	-
General and administrative expenses:
Compensation and benefits	62,187	9,028,129
Legal and accounting	140,836	54,424
Advisory board fees	2,180	(10,359)
Investor relations	6,267	18,052
Other general and administrative expenses	63,098	80,261
Depreciation, depletion and amortization	254,333	2,678
Total costs and expenses	660,723	9,277,025

Loss from operations	(37,498)	(9,277,025)

Other income (expense):
Interest and other income	186,050	764
Interest expense	(335,597)	(17,476)

Loss before income taxes	(187,045)	(9,293,737)

Income taxes	-	-

Net loss	$(187,045)	$(9,293,737)

Basic and diluted loss per common share	$(0.00)	$(0.14)

Weighted-average common shares outstanding	71,078,149	65,459,556

See notes to consolidated financial statements.

TRUE NORTH ENERGY CORPORATON
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(187,045)	$(9,293,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	254,333	2,678
Stock-based compensation	52,180	8,899,973
Amortization of debt discount	135,570	4,527
Amortization of deferred financing costs	59,581	-
Accretion expense	1,890	-
Changes in operating assets and liabilities:
Accounts receivable	(59,351)	-
Prepaid expenses and other	64,241	85,512
Accounts payable	(44,237)	96,145
Accrued liabilities	191,609	19,813

Net cash provided by (used in) operating activities	468,771	(185,089)

Cash flows from investing activities:
Additions to oil and gas properties	(295)	(135,306)
Acquisitions of oil and gas leases	-	(55,000)

Net cash used in investing activities	(295)	(190,306)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	250,000
Principal payments on notes payable	(169,790)	(111,393)

Net cash provided by (used in) financing activities	(169,790)	138,607

Net increase (decrease) in cash and cash equivalents	298,686	(236,788)

Cash and cash equivalents, beginning of period	228,094	267,845

Cash and cash equivalents, end of period	$526,780	$31,057

Supplemental disclosure of cash flow information:
Cash paid for interest	$150,681	$2,483
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for oil and gas leases	$-	$1,063,006
Discount on notes for relative fair value	$-	$100,310

See notes to consolidated financial statements.

TRUE NORTH ENERGY CORPORATION
Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of True North Energy Corporation (“True North” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the year ended April 30, 2008 as reported in Form 10-KSB have been omitted.

Certain reclassifications have been made to the prior year financial statements to conform with the current presentation.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies that True North will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of True North as a going concern is dependent upon many factors including, but not limited to, continued financial support from its shareholders, receipt of additional financing when and as needed to finance its ongoing business, and the attainment of profitable operations.

True North has had minimal revenues and has accumulated losses since its inception on February 1, 2006. The Company will require additional financing in order to execute its business plan. There can be no assurance that such financing will be available to the Company as and when needed or, if available, the reasonableness of the terms of such financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability or classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from these estimates.

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and gas properties, future net revenues and abandonment obligations, impairment of proved and unproved properties, future income taxes and related assets and liabilities, the fair value of various common stock, warrants and option transactions, and contingencies. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the calculation of impairment, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data, the engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

These significant estimates are based on current assumptions that may be materially effected by changes to future economic conditions such as the market prices received for sales of volumes of oil and gas, interest rates, the fair value of the Company’s common stock and corresponding volatility, and the Company’s ability to generate future taxable income. Future changes to these assumptions may affect these significant estimates materially in the near term.

Oil and gas properties

The Company accounts for its oil and gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisitions, successful exploratory wells, all development wells, including dry hole development wells, and asset retirement obligation assets are capitalized. Additionally, interest is capitalized while wells are being drilled and the underlying property is in development. Costs of exploratory wells are capitalized pending determination of whether each well has resulted in the discovery of proved reserves. Oil and gas mineral leasehold costs are capitalized as incurred. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells, and oil and gas production costs. Capitalized costs of proved properties including associated salvage are depleted on a field-by-field (common reservoir) basis using the units-of-production method based upon proved producing oil and gas reserves. Dispositions of oil and gas properties are accounted for as adjustments to capitalized costs with gain or loss recognized upon sale. A gain (loss) is recognized to the extent the sales price exceeds or is less than original cost or the carrying value, net of impairment. Oil and gas properties are also subject to impairment at the end of each reporting period. Unproved property costs are excluded from depletable costs until the related properties are developed.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144.”).” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for a producing oil and gas field that produces from a common reservoir is first determined by comparing the undiscounted future net cash flows associated with total proved properties to the carrying value of the underlying evaluated property. If the cost of the underlying evaluated property is in excess of the undiscounted future net cash flows, the future net cash flows are used discounted at 10%, which the company believes approximates fair value, to determine the amount of impairment.

For unproved property costs, management reviews these investments for impairment on a property-by-property basis at each reporting period or if a triggering event should occur that may suggest that an impairment may be required.

There was no impairment of proved or unproved properties required at July 31, 2008.

Major Customers

The Company sold 100% of its oil and gas production for the three months ended July 31, 2008 to a single purchaser. However, because there is a ready market for the sale of oil and gas and alternate purchasers of oil and gas are readily available at similar prices, the Company believes that the loss of its purchaser would not have a material adverse effect on its financial results.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss during the three months ended July 31, 2008 and 2007, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement—amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company currently has no subsidiary subject to this standard and does not expect a material impact from SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statement disclosures.

On May 9, 2008 the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

NOTE 4 – OIL AND GAS PROPERTIES

The Company is engaged in the acquisition, exploration, development and production of oil and gas in Alaska, Colorado and Texas. The Company first became an oil and gas exploration and development company in February 2006, but until September 2007 had no developed reserves or production, and had not realized any revenues from its operations.

Alaska Properties

True North’s principal Alaska assets consist of oil and gas leases covering approximately 34,910 acres in the Cook Inlet and Beaufort Sea (“North Slope”) areas of Alaska. The Company currently holds a 100% working interest in its Alaska leases but may elect to sell a portion of these interests at some point in the future. The Cook Inlet leases provide for a net revenue interest of 87.5% prior to an overriding 5% royalty. The North Slope leases provide for a net revenue interest of approximately 83.3% prior to an overriding 5% royalty. The Cook Inlet leases have expiration dates ranging from November 27, 2010 to September 30, 2013 and the North Slope leases expire on March 1, 2012, unless such leases are held by production or drilling activity.

Colorado Properties

In June 2007 True North acquired certain non-producing oil and gas interests and properties in northwest Colorado in an area covering more than 17,000 acres. The Company holds a 100% working interest in the underlying oil and gas leases, which expire in 2016. True North continues to refine its development plans for the area.

Texas Properties

In September 2007 the Company acquired interests in two Texas oil and gas leases covering approximately 1,150 acres. These assets include two producing wells as well as three additional exploration prospects located in Brazoria County, Texas. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Texas assets had occurred as of May 1, 2007. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of the Texas assets been consummated as of that time, nor is it intended to be a projection of future results.

	Three Months Ended July 31
	2008	2007

Revenues	$623,225	$689,642
Net loss	$(120,483)	$(9,413,122)
Loss per share – basic and diluted	$(0.00)	$(0.14)

NOTE 5 – STOCK-BASED COMPENSATION

True North recognized stock-based compensation expenses of $52,180 and $8,899,973 during the three months ended July 31, 2008 and 2007 for services provided by members of the Company’s advisory board and other third parties. Approximately $8.9 million of the stock based compensation in the prior year period was recognized in connection with the purchase of 15.5 million shares of common stock by the Company’s chief executive officer from True North’s principal shareholder. The Company issued 207,193 shares of common stock during the three months ended July 31, 2008 as stock based compensation.

Stock compensation payable as of July 31, 2008 includes stock compensation expenses associated with 321,107 shares earned through that date that are not issuable by the Company until October 2008.

On June 30, 2008 the Company entered into a twelve-month consulting agreement (the ‘Consulting Agreement”) with Prime pursuant to which Prime provides the Company with bookkeeping, accounting, financial reporting and related services. As compensation for the services rendered by Prime under the Consulting Agreement the Company pays Prime a monthly cash fee of $5,000 and a quarterly fee in the form of shares of common stock valued at $60,000 payable at the end of each of the quarters ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009. The number of shares issuable to Prime for each quarterly period is determined by taking the average closing price of the Company’s common stock during the last five business days of each month during the quarter and apportioning such number of shares equal to the amount of $20,000 for each of the three months comprising the quarter. The Company has granted Prime piggyback registration rights with respect to these share payments.

NOTE 6 – OTHER INCOME

In July 2008, the Company received a $186,050 refund of insurance premiums associated with its control of well insurance policy. The premium refund resulted from fewer wells being drilled than originally anticipated during the policy period (January 26, 2007 to April 1, 2008) as well as from the plugging and abandoning of all wells that were drilled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed “Plan of Operation” as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-KSB for the year ended April 30, 2008. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

All references in this Form 10-Q to the “Company,” “True North,” “we,” “us” or “our” are to True North Energy Corporation. All references to share amounts in this Form 10-Q give retroactive effect to a 5:1 forward stock split that was affected by the Company on April 18, 2006.

General Overview

We are engaged in the acquisition, exploration, development and production of oil and gas properties in Alaska, Colorado and Texas. We first became an oil and gas exploration and development company in February 2006, but until the September 19, 2007 closing of a Purchase and Sale Agreement with Prime Natural Resources, Inc. (“Prime”), had no developed reserves or production, and had not realized any revenues from our operations. We were incorporated in Nevada in April 2004 under the name Ameriprint International Ltd. to engage in the business of providing printing and packaging solutions to entities of all sizes and to specialize in providing templated, low cost, quality printing of high volume, high turnover print materials. We conducted minimal operations in this area and discontinued these operations in January 2006.

Going Concern

In its report as of and for the year ended April 30, 2008 dated July 29, 2008, our auditors, Malone and Bailey, PC, expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated minimal revenues since our inception. We have an accumulated deficit of $21,192,832 as of July 31, 2008. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Results of Operations

Revenues. Revenues for the three months ended July 31, 2008 were $623,225; there were no revenues for the three months ended July 31, 2007. The increase in revenues was due to the September 19, 2007 acquisition from Prime of two oil and gas leases in Texas.

Lease operating costs. Lease operating expenses for the three months ended July 31, 2008 and 2007 were $107,176 and $74,960, respectively. This increase was due to $87,460 in operating expenses related to the September 19, 2007 acquisition from Prime of two oil and gas leases in Texas. This increases was offset by a $55,243 decrease in property and casualty insurance costs.

Exploration costs. Exploration costs for the three months ended July 31, 2008 and 2007 were $22,756 and $28,880, respectively. This decrease was due to a $15,439 decrease in geological and geophysical costs associated with management’s election to curtail exploration activities. This decrease was offset by a $9,315 increase in delay rentals.

General and administrative expenses. General and administrative expenses for the three months ended July 31, 2008 and 2007 were $274,568 and $9,170,507, respectively. This decrease is primarily due to a $8,965,941 decrease in compensation and benefits from the prior year period. Approximately $8.9 million of the decrease resulted from stock based compensation recognized in connection with the purchase of 15.5 million shares of common stock by our chief executive officer from True North’s principal shareholder. This decrease was offset by an increase of $86,412 in legal and accounting fees, which increased with the addition of accounting and auditing needs after the acquisition from Prime of two producing oil and gas leases in Texas during September 2007.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended July 31, 2008 and 2007 was $254,333 and $2,678, respectively. The increase of $251,654 was due to depletion expense associated with the two oil and gas leases acquired from Prime.

Interest and other income. Interest and other income for the three months ended July 31, 2008 and 2007 totaled $186,050 and $764, respectively. This increase was due the Company receiving a refund of $186,050 in July 2008 as a result of a premium audit of its control of well insurance policy. The premium refund resulted from fewer wells being drilled than originally anticipated and the plugging and abandoning of all wells that were drilled.

Interest expense. Interest expense for the three months ended July 31, 2008 and 2007 was $335,597 and $17,476, respectively. The increase in interest expense of $318,121 resulted from $127,497 of interest expense associated with notes payable issued to finance the Prime acquisition, $131,043 from the amortization of debt discount related to those new borrowings, and $59,581 from the amortization of deferred finance costs associated with new borrowings.

Net loss. We incurred a net loss for the three months ended July 31, 2008 and 2007 of $187,045 and $9,293,737, respectively, specifically due to the reasons discussed above.

Liquidity and Capital Resources

At July 31, 2008, we had a working capital deficit of $1,171,979 compared to a working capital deficit of $1,291,778 at April 30, 2008. Current liabilities increased to $2,200,426 at July 31, 2008 from $2,026,429 at April 30, 2008. We reduced our total debt by $169,790 through debt repayments. Cash and cash equivalents increased to $526,780 at July 31, 2008 from $228,094 at April 30, 2007.

Net cash provided by operating activities totaled $468,771 for the three months ended July 31, 2008 compared to net cash used in operating activities of $185,089 for the three months ended July 31, 2007. This increase is due to the prior year period not having any revenue producing operations, while the current year period includes the two producing oil and gas leases acquired from Prime in September 2007. The current year period also included the receipt of an $186,050 insurance policy premium refund.

Net cash used in investing activities totaled $295 and $190,306 for the three months ended July 31, 2008 and 2007, respectively. This decrease was due to management’s election to curtail investing activities while it evaluates future opportunities and concentrates on raising additional capital resources.

Net cash used in financing activities totaled $169,790 for the three months ended July 31, 2008, consisting entirely of principal payments on notes payable. Net cash provided by financing activities totaled $138,607 during the three months ended July 31, 2007and consisted of $250,000 from the issuance of notes payable offset by principal payments on notes payable of $111,393.

We will require additional financing to fund development costs associated with our existing prospects as well as for any additional lease acquisitions. No assurance can be given that such additional financing will be available to us as and when needed or, if available, the terms on which it will be available. No future borrowing or funding sources are available under our existing financing arrangements.

We plan to spend approximately $5 million during the year ending April 30, 2009 on exploration and development activities such as seismic data acquisition, additional lease acquisition, technical studies and participating in joint venture development and exploration drilling. We do not anticipate drilling on our Alaska properties during the next six months. Our primary efforts in Alaska will focus on a regulatory approval to permit an exploratory well in the Cook Inlet and exploring opportunities to sell a portion of our Alaskan working interests through an outright sale or a joint venture partnership in an effort to reduce our risk and financial exposure. We plan to use a similar approach to develop our Colorado acreage.

We may require additional financing to meet our working capital requirements, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs such as regulatory compliance, investor relations, consulting and advisory services, Internet/web hosting, executive compensation, office and general expenses, professional fees, travel and entertainment, and rent and related expenses. We estimate that the level of working capital needed for these general and administrative costs for the next 12 months will approximate $1 million. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

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

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Effects of Inflation and Changes in Price

Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. If the price of oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in the operating cost that we are required to bear for operations, as well as an increase (decrease) in revenues. Inflation has had a minimal effect on the operating activities of the Company.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement—amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We currently have no subsidiary subject to this standard and do not expect a material impact from SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statement disclosures.

On May 9, 2008 the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of adopting APB 14-1 on our consolidated financial statements.

ITEM 3. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 31, 2008 we issued an aggregate of 25,000 shares of our common stock to our five advisory board members representing payment of the quarterly fee due them for the quarter ended July 31, 2008. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

As of June 30, 2008 we issued 182,193 shares of our common stock to Prime representing payment of the stock fee due to Prime for the three-month period ended June 30, 2008 under the terms of the December 21, 2007 Consulting Agreement therewith. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 30, 2008 we entered into a twelve-month consulting agreement (the ‘Consulting Agreement”) with Prime pursuant to which Prime provides us with bookkeeping, accounting, financial reporting and related services. As compensation for the services rendered to us by Prime under the Consulting Agreement we pay Prime a monthly cash fee of $5,000 and a quarterly fee in the form of shares of our common stock valued at $60,000 payable at the end of each of the quarters ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009. The number of shares issuable to Prime for each quarterly period is determined by taking the average closing price of our common stock during the last five business days of each month during the quarter and apportioning such number of shares equal to the amount of $20,000 for each of the three months comprising the quarter. We have granted Prime piggyback registration rights with respect to these share payments.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Rule 1350 Certification of Chief Executive Officer
32.2	Rule 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUE NORTH ENERGY CORPORATION

Dated: September 12, 2008	By:	/s/ John Folnovic
John Folnovic
President, Chief Executive Officer