Form 10-Q
period 2008-10-31
True North Energy CORP
filed 2008-12-12
CIK 1292521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

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

As of December 12, 2008, there were 74,183,466 shares of the issuer’s common stock, par value $0.0001, outstanding.

TRUE NORTH ENERGY CORPORATION

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRUE NORTH ENERGY CORPORATION

Consolidated Balance Sheets

(Unaudited)

	October 31, 2008	April 30, 2008

Assets
Current assets:
Cash and cash equivalents	$163,907	$228,094
Accounts receivable	68,973	274,669
Prepaid expenses and other current assets	109,512	231,888
Total current assets	342,392	734,651

Oil and gas properties, using successful efforts accounting method, including unproven properties of $2,152,363 and $2,152,068, respectively (net of accumulated amortization of $1,143,658 and $756,879, respectively)	4,541,263	4,927,747
Property and equipment, net of accumulated depreciation of $5,979 and $4,611, respectively	5,245	6,613
Website development, net of accumulated amortization of $21,140 and $17,150, respectively	2,786	6,776
Deferred financing costs, net	419,451	554,055

Total assets	$5,311,137	$6,229,842

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,361	$105,680
Accrued liabilities	1,051,718	1,157,511
Stock compensation payable	21,528	52,117
Current portion of notes payable	537,029	711,121
Total current liabilities	1,630,636	2,026,429

Notes payable, net of debt discount	2,807,871	2,707,834
Asset retirement obligation	58,403	54,622

Total liabilities	4,496,910	4,788,885

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, par value $0.0001; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, par value $0.0001; 250,000,000 shares authorized; 71,961,242 and 71,016,758 shares issued and outstanding, respectively	7,196	7,102
Additional paid-in capital	22,573,442	22,439,642
Accumulated deficit	(21,766,411)	(21,005,787)

Total stockholders’ equity	814,227	1,440,957

Total liabilities and stockholders’ equity	$5,311,137	$6,229,842

See notes to consolidated financial statements.

TRUE NORTH ENERGY CORPORATON

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007

Revenues	$274,987	$294,453	$898,212	$294,453

Costs and expenses:
Lease operating expenses	93,523	140,928	200,699	215,888
Exploration costs	30,828	310,656	53,584	339,536
Accretion expense	1,891	884	3,781	884
General and administrative expenses:
Compensation and benefits	62,899	86,295	125,086	9,114,424
Legal and accounting	123,031	58,407	263,867	112,831
Advisory board fees	(8,875)	47,307	(6,695)	36,948
Investor relations	9,539	24,052	15,806	42,104
Other general and administrative expenses	54,661	86,696	117,759	166,957
Depreciation, depletion and amortization	137,804	180,612	392,137	183,290
Total costs and expenses	505,301	935,837	1,166,024	10,212,862

Loss from operations	(230,314)	(641,384)	(267,812)	(9,918,409)

Other income (expense):
Interest and other income	-	-	186,050	764
Interest expense	(343,265)	(230,183)	(678,862)	(247,659)

Loss before income taxes	(573,579)	(871,567)	(760,624)	(10,165,304)

Income taxes	-	-	-	-

Net loss	$(573,579)	$(871,567)	$(760,624)	$(10,165,304)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.15)

Weighted-average common shares outstanding	71,455,615	67,536,318	71,266,882	66,497,937

See notes to consolidated financial statements.

TRUE NORTH ENERGY CORPORATON

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(760,624)	$(10,165,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	392,137	183,290
Stock-based compensation	103,305	8,957,280
Amortization of debt discount	269,253	106,713
Amortization of deferred financing costs	134,604	50,893
Accretion expense	3,781	884
Changes in operating assets and liabilities:
Accounts receivable	205,696	(324,847)
Prepaid expenses and other	122,376	196,673
Accounts payable	(85,319)	209,835
Accrued liabilities	(105,793)	563,490

Net cash provided by (used in) operating activities	279,416	(221,093)

Cash flows from investing activities:
Additions to oil and gas properties	(295)	(2,667,102)

Net cash used in investing activities	(295)	(2,667,102)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	4,250,000
Increase in deferred financing costs	-	(557,007)
Principal payments on notes payable	(343,308)	(418,069)

Net cash provided by (used in) financing activities	(343,308)	3,274,924

Net increase (decrease) in cash and cash equivalents	(64,187)	386,729

Cash and cash equivalents, beginning of period	228,094	267,845

Cash and cash equivalents, end of period	$163,907	$654,574

Supplemental disclosure of cash flow information:
Cash paid for interest	$293,317	$15,506
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for oil and gas leases	$-	$1,988,626
Discount on notes for relative fair value	-	781,624
Discount on notes for overriding royalty interest granted to lenders	-	200,000

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

For unproved property costs, management reviews these investments for impairment on a property-by-property basis at each reporting period or if a triggering event should occur that may suggest that impairment may be required.

Major Customers

The Company sold all of its oil and gas production for the three and six months ended October 31, 2008 to a single purchaser.  However, because there is a ready market for the sale of oil and gas and alternate purchasers of oil and gas are readily available at similar prices, the Company believes that the loss of this purchaser would not have a material adverse effect on its financial results.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss during the three and six months ended October 31, 2008 and 2007, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008. The Company does not expect a material impact from SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company currently has no subsidiary subject to this standard and does not expect a material impact from SFAS No. 160 on its consolidated financial statements.

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF No. 07-05"). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of adopting EITF No. 07-05 and does not expect adoption to have a material impact on its consolidated financial statements.

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

	Three Months Ended October 31		Six Months Ended October 31
	2008	2007	2008	2007

Revenues	$274,987	$530,927	$898,212	$1,220,569
Net loss	(521,720)	(1,043,909)	(738,687)	(10,457,031)

Loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.15)

NOTE 5 – STOCK-BASED COMPENSATION

True North recognized stock-based compensation expenses of $51,125 and $57,307 during the three months ended October 31, 2008 and 2007 for services provided by members of the Company’s advisory board and other third parties.  As of October 31, 2008 the Company issued an aggregate of 250,000 shares of common stock to its five advisory board members representing payment of the annual fee due them for the twelve months ended October 5, 2008. Also during October, the Company issued an aggregate of 25,000 shares of common stock to its five advisory board members representing payment of the quarterly fee due them for the three months ended October 31, 2008.  As of September 30, 2008 the Company issued 462,291 shares of common stock to Prime Natural Resources, Inc. (“Prime”), representing payment of the stock fee due to Prime for the three-month period ended September 30, 2008 under the terms of the June 30, 2008 Consulting Agreement therewith.

Stock compensation payable as of October 31, 2008 includes $1,528 of stock compensation expenses associated with 17,760 shares earned by members of the Company’s advisory board through that date that are not issuable by the Company until October 2009.  Stock compensation payable as of October 31, 2008 also includes $20,000 of stock compensation expenses associated with 262,605 shares earned by  Prime through that date that are not issuable by the Company until December 2008.

NOTE 6 – SUBSEQUENT EVENTS

As of November 24, 2008 the Company entered into an Omnibus Amendment (the “Amendment”) with Valens Offshore SPV I, Ltd. (“Valens Offshore I”), Valens Offshore SPV II, Corp. (“Valens Offshore II”), Valens U.S. SPV I, LLC (“Valens US”), PSource Structured Debt Limited (“PSource”) and LV Administrative Services, Inc. for the purpose of amending certain terms of (i) that certain Amended and Restated Secured Term Note, dated as of March 31, 2008 issued by the Companies in favor of Valens Offshore II (as further amended, restated, modified and/or supplemented from time to time, the “First March 2008 Amended and Restated Term Note”) and (ii) that certain Amended and Restated Secured Term Note, dated as of March 31, 2008 issued by the Companies in favor of Valens US and subsequently assigned in part to Valens Offshore I and PSource (as further amended, restated, modified and/or supplemented from time to time, the “Second March 2008 Amended and Restated Term Note”, together with the First March 2008 Amended and Restated Term Note, the “March Term Notes” and each, a “March Term Note”).

The Amendment was required as a result of the temporary, Hurricane Ike-related shutdown of our producing oil and gas wells in Brazoria County, Texas. As a consequence of this temporary shutdown, the Company was unable to make the payments due in November and December 2008 on its March Term Notes. Following the storm, workover costs totaling approximately $75,000 were incurred to restore the Devon Fee #1 well to operation.  That well, which was restored to production on November 1, 2008, currently is producing at pre-shut in rates.

In consideration of the payment of an aggregate of 2,222,224 shares of True North Energy Corporation common stock, the holders of the March Term Notes allowed us to defer the cash payments due to them on November 3, 2008 and December 1, 2008 until the earlier of (i) the maturity date for the March Term Notes or (ii) the date upon which all of the obligations rising under any March Term Note shall be declared due and payable or are otherwise paid in full. From and after January 1, 2009, regularly scheduled monthly amount payments under each March Term Note shall be due and payable in accordance with the terms of such applicable March Term Note. The stock payments are being treated as additional interest expense under the March Term Notes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-KSB for the year ended April 30, 2008.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Going Concern

In its report as of and for the year ended April 30, 2008 dated July 29, 2008, our auditors, Malone and Bailey, PC, expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have generated minimal revenues since our inception. We have an accumulated deficit of $21,766,411 as of October 31, 2008.  Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Results of Operations
Three Months Ended October 31, 2008 Compared to the Three Months Ended October 31, 2007

Revenues. Revenues for the three months ended October 31, 2008 and 2007 were $274,987 and $294,453, respectively.  Current period revenues were lower than revenues during both the immediately proceeding three month period as well as the same period of the prior year due to a combination of lower oil and gas prices and decreased production volumes during the period just ended.  The decreases in production resulted from us shutting in our two operating Texas wells during Hurricane Ike, as well as workover procedures performed on our Devon Fee #1 well. The prior year period only includes revenues from September 19, 2007, the acquisition date from Prime of two oil and gas leases in Texas.

Lease operating expenses. Lease operating expenses for the three months ended October 31, 2008 and 2007 were $93,523 and $140,928, respectively.  This decrease of $47,405was principally due to a $55,243 decrease in property and casualty insurance costs resulting from less drilling activity than originally planned in the prior year.  This decrease was partially offset by a $7,838 increase in operating expenses related to the September 19, 2007 acquisition from Prime of two oil and gas leases in Texas not having a full quarter of operations in the prior year period.  Operating expenses would have increased more, but volume driven costs were lower than normal due to the lower production volumes experienced as a result of our wells being shutdown during Hurricane Ike.

Exploration costs. Exploration costs for the three months ended October 31, 2008 and 2007 were $30,828 and $310,656, respectively.  This decrease of $279,828 was due in large part to a $287,468 decrease in dry hole costs associated with management’s election to curtail exploration activities.  The aforementioned decrease was partially offset by a $5,989 increase in delay rentals.

General and administrative expenses. General and administrative expenses for the three months ended October 31, 2008 and 2007 were $241,255 and $302,757, respectively.  This decrease of $61,502 primarily was due to a $56,182 decrease in advisory board fees resulting from the lower per share price of our common stock.  Decreases in compensation and benefits expenses, investor relations costs and printing and postage expenses were offset by an increase of $64,624 in legal and accounting fees.  These fees  increased as a result of  an increase in our accounting and auditing requirements following the acquisition of two producing oil and gas leases in Texas from Prime during September 2007.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended October 31, 2008 and 2007 totaled $137,804 and $180,612, respectively.  The decrease of $42,808 was due largely to a decrease in depletion expenses resulting from decreased production volumes while our wells were shutdown during Hurricane Ike. This decrease would have been larger except that the two oil and gas leases in Texas did not have a full quarter of operations in the prior year period.

Interest expense. Interest expense for the three months ended October 31, 2008 and 2007 was $343,265 and $230,183, respectively.  The increase in interest expense of $113,082 resulted from the borrowings issued to finance the Prime acquisition being outstanding for all of the three months ended October 31, 2008 versus just a portion of the prior year period.

Net loss. We incurred a net loss for the three months ended October 31, 2008 and 2007 of $573,579 and $871,567, respectively, specifically due to the reasons discussed above.

Results of Operations
Six Months Ended October 31, 2008 Compared to the Six Months Ended October 31, 2007

Revenues. Revenues for the six months ended October 31, 2008 and 2007 were $898,212 and 294,453, respectively.  The increase in revenues was due to the September 19, 2007 acquisition from Prime of two oil and gas leases in Texas being included in the full six month 2008 period, but only included for one and a half months of the 2007 period.

Lease operating expenses. Lease operating expenses for the six months ended October 31, 2008 and 2007 were $200,699 and $215,888, respectively.  This decrease was due to an $110,487 decrease in property and casualty insurance costs resulting from less drilling activity than originally planned in the prior year.  This decrease was offset by a $95,298 increase in operating expenses related to the September 19, 2007 acquisition from Prime of two oil and gas leases in Texas not having a full six months of operations in the prior year period.  Operating expenses would have increased more, but volume driven costs were lower than normal due to lower production as a result of our wells being shutdown during Hurricane Ike.

Exploration costs. Exploration costs for the six months ended October 31, 2008 and 2007 were $53,584 and $339,536, respectively.  This decrease of $285,952 principally was due to a $287,468 decrease in dry hole costs as a result of management’s election to curtail exploration activities.  The aforementioned decrease was offset by a $15,304 increase in delay rentals.

General and administrative expenses. General and administrative expenses for the six months ended October 31, 2008 and 2007 were $515,823 and $9,473,264, respectively.  The decrease in general and administrative costs of $8,957,441 was primarily due to a $8,989,338 decrease in compensation and benefits from the prior year period.  Approximately $8.9 million of the decrease related to prior year stock-based compensation expenses recognized in connection with the purchase of 15.5 million shares of common stock by our chief executive officer from True North’s principal shareholder.  This decrease was offset by an increase of $151,036 in legal and accounting fees, which increased due to our increased accounting and auditing needs following the acquisition of two Texas producing oil and gas leases from Prime during September 2007.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended October 31, 2008 and 2007 totaled $392,137 and $183,290, respectively.  Substantially all of the increase of $208,847 resulted from  depletion of our two oil and gas leases acquired from Prime.

Interest and other income.  Interest and other income for the six months ended October 31, 2008 and 2007 totaled $186,050 and $764, respectively.  During July 2008 we received an insurance premium refund of $186,050 as a result of a premium audit of our control of well insurance policy.  The premium refund resulted from our drilling fewer wells than originally anticipated, as well as the fact that all of the wells drilled were plugged and abandoned.

Interest expense. Interest expense for the six months ended October 31, 2008 and 2007 was $678,862 and $247,659, respectively.  The increase in interest expense of $431,203 resulted from the notes payable issued to finance the Prime acquisition being outstanding for the full six month 2008 period, as compared to just one and a half months during the corresponding period of the prior year.  Interest expense associated with notes payable for the six months ended October 31, 2008 and 2007 was $275,005 and $23,869, respectively, an increase of $251,136. Amortization of debt discount associated with these notes payable increased by $195,540 (from  $73,713 in the 2007 period to 269,253 in the 2008 period).  Amortization of deferred finance costs during the six months ended October 31, 2008 and 2007 totaled  $134,604 and $50,893, respectively.  This increase of $83,711 resulted from the new borrowings being outstanding for a greater period of time during the current year period.

Net loss. We incurred a net loss for the six months ended October 31, 2008 and 2007 of $760,624 and $10,165,304, respectively, specifically due to the reasons discussed above.

Liquidity and Capital Resources

At October 31, 2008, we had a working capital deficit of $1,288,244 compared to a working capital deficit of $1,291,778 at April 30, 2008. Current liabilities decreased to $1,630,636 at October 31, 2008 from $2,026,429 at April 30, 2008.  This decrease resulted from repayment of several obligations combined with a reduction in the current portion of notes payable as a result of an amendment to the repayment terms of our notes payable. We reduced our total debt by $74,055 through debt repayments, net of the amortization of related debt discounts.  Current assets decreased to $342,392 at October 31, 2008 from $734,651 at April 30, 2008 due largely to a $205,696 decrease in accounts receivable.  This decrease in accounts receivable resulted from lower prices and production volumes on oil and gas sales not yet collected.  Prepaid expenses and other current assets also decreased $122,376 due to a decrease in prepaid insurance costs. Cash and cash equivalents decreased to $163,907 at October 31, 2008 from $228,094 at April 30, 2007.

Net cash provided by operating activities totaled $279,416 for the six months ended October 31, 2008 compared to net cash used in operating activities of $221,093 for the six months ended October 31, 2007. This increase is due to the prior year period only having one and a half months of revenue producing operations, while the current year period includes the results from the two producing oil and gas leases acquired from Prime in September 2007 for the full six month period.  The current year period also included the receipt of an $186,050 insurance policy premium refund.

Net cash used in investing activities totaled $295 and $2,667,102 for the six months ended October 31, 2008 and 2007, respectively.  This decrease was due to management’s election to curtail investing activities while it evaluates future opportunities and concentrates on raising additional capital resources.

Net cash used in financing activities totaled $343,308 for the six months ended October 31, 2008, consisting entirely of principal payments on notes payable. Net cash provided by financing activities totaled $3,274,924 during the six months ended October 31, 2007and consisted of $4,250,000 from the issuance of notes payable offset by principal payments on notes payable of $418,069 and the payment of deferred finance costs of $557,007.  These notes payable were issued to finance the Prime acquisition in September 2007.

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

Entering into our current fiscal year ending April 30, 2009, we had originally planned to spend approximately $5 million on exploration and development activities such as seismic data acquisition, additional lease acquisition, technical studies and participating in joint venture development and exploration drilling.  Given our current capital constraints, combined with the challenging macro-economic environment, we now anticipate expending only minimal amounts on acquisition, exploration and development activities during the remainder of this fiscal year nor do we anticipate drilling on our Alaska properties during the next six months.  Our primary efforts in Alaska will focus on a regulatory approval to permit an exploratory well in the Cook Inlet and exploring opportunities to sell a portion of our Alaskan working interests through an outright sale or a joint venture partnership in an effort to reduce our risk and financial exposure.  We plan to use a similar approach to develop our Colorado acreage.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.  We do not expect a material impact from SFAS No. 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We currently have no subsidiary subject to this standard and do not expect a material impact from SFAS No. 160 on our consolidated financial statements.

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF No. 07-05"). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact of adopting EITF No. 07-05 and do not expect adoption to have a material impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 31, 2008 we issued an aggregate of 25,000 shares of our common stock to our five advisory board members representing payment of the quarterly fee due them for the quarter ended October 31, 2008. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

As of October 31, 2008 we issued an aggregate of 250,000 shares of our common stock to our five advisory board members representing payment of the annual fee due them for the twelve months ended October 5, 2008. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

As of September 30, 2008 we issued 462,291 shares of our common stock to Prime representing payment of the stock fee due to Prime for the three-month period ended September 30, 2008 under the terms of the June 30, 2008 Consulting Agreement with Prime. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

As of November 24, 2008, we issued an aggregate of 2,222,224 shares of our common stock to four parties pursuant to the Omnibus Amendment of the same date discussed below in Item 5.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Effective October 5, 2008, we renewed the engagement of our advisory board for an additional one-year period.

As of November 24, 2008 we and our wholly owned subsidiary, ICF Energy Corporation (collectively the “Companies”), entered into an Omnibus Amendment (the “Amendment”) with Valens Offshore SPV I, Ltd. (“Valens Offshore I”), Valens Offshore SPV II, Corp. (“Valens Offshore II”), Valens U.S. SPV I, LLC (“Valens US”), PSource Structured Debt Limited (“PSource”) and LV Administrative Services, Inc. for the purpose of amending certain terms of (i) that certain Amended and Restated Secured Term Note, dated as of March 31, 2008 issued by the Companies in favor of Valens Offshore II (as further amended, restated, modified and/or supplemented from time to time, the “First March 2008 Amended and Restated Term Note”) and (ii) that certain Amended and Restated Secured Term Note, dated as of March 31, 2008 issued by the Companies in favor of Valens US and subsequently assigned in part to Valens Offshore I and PSource (as further amended, restated, modified and/or supplemented from time to time, the “Second March 2008 Amended and Restated Term Note”, together with the First March 2008 Amended and Restated Term Note, the “March Term Notes” and each, a “March Term Note”).

The Amendment was required due to the temporary shutdown of our producing oil and gas wells in Brazoria County, Texas as the result of Hurricane Ike. Due to the temporary shutdown, we were unable to make the payments due on the March Term Notes for November and December 2008. The well has been worked-over and was placed on production November 1, 2008 at the pre-shut in production rate and higher flowing pressure.

In consideration of the payment of an aggregate of 2,222,224 shares of True North Energy Corporation common stock, the holders of the March Term Notes allowed us to defer the cash payments due to them on November 3, 2008 and December 1, 2008 until the earlier of (i) the maturity date for the March Term Notes or (ii) the date upon which all of the obligations rising under any March Term Note shall be declared due and payable or is otherwise paid in full. From and after January 1, 2009, regularly scheduled monthly amount payments under each March Term Note shall be due and payable in accordance with the terms of such applicable March Term Note. The stock payments are being treated as additional interest under the March Term Notes.

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

TRUE NORTH ENERGY CORPORATION

Dated: December 12, 2008	By:	/s/John Folnovic
John Folnovic
President, Chief Executive Officer